Form 10QSB
period 1998-09-30
SW VENTURES INC
filed 1998-10-16
CIK 1024605

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 6/30/98
                 Commission file number 000-24623

                        SW Ventures, Inc.
 ________________________________________________________________
(Exact name of small business issuer as specified in its charter)

        Nevada                                            87-0559453
  ____________________________              ________________________________
 (State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization

                  455 East 400 South, Suite 100
                    Salt Lake City, Utah 84111
             ________________________________________
             (Address of principal executive offices)


                          (801) 355-6524
         ________________________________________________
         (Issuer's telephone number, including area code)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file
such reports) Yes [ x ] No [   ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [  ]   No [ x ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of September 30, 1998, the issuer had outstanding 3,416,066 shares of its Common Stock, $0.001 par value.



PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited financial statements of SW Ventures, Inc., a Nevada corporation (the "Company"), as of September 30, 1998, were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.

                         SW Ventures Inc.
                    Unaudited Balance Sheets
           For the Nine Months Ended September 30, 1998

Balance Sheet at September 30, 1998 and December 31, 1997

Statement of Operations For the Nine Months Ended September 30, 1998 and 1997 and for the Three Months Ended September 30, 1998 and 1997

Statement of Cash Flows for the Nine Months Ended September 30, 1998 and 1997

Statement of Changes in Stockholder's Equity from May 7, 1996 (inception) to September 30, 1998

                         SW Ventures Inc.
                          Balance Sheet
          As of September 30, 1998 and December 31, 1997

                                              September 30    December 31
                                                   1998          1997
                                              -----------   ----------------
                                               (Unaudited)
Assets
Current Assets:
    Cash                                   $       4,504    $    8,424
    Accounts Receivable                           10,889         5,878
    Inventory                                      1,071         1,870
                                                ----------- ----------------
             Total Current Assets                 16,464        16,172

Mineral Property & Equipment:
   Mineral property                              144,200        74,325
   Less cost depletion                           (15,036)       (1,705)
   Office equipment                                4,291         1,953
   Less accumulated depreciation                    (756)         (228)
                                              -------------   --------------
             Net Mineral Property &
             Equipment                           132,699        74,345
                                              -------------  ---------------
                 Total Assets                 $  149,163    $   90,517
                                              =============  ===============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                            $   3,784     $  12,648
   Advances from officer                           8,889         9,000
                                              -------------   --------------
                Total Current Liabilities         12,673        21,648

Stockholders' Equity:
   Common Stock, $.001 par value; authorized
     50,000,000 shares, issued and outstanding
      3,416,066 shares on Sept. 30, 1998
      and 3,000,000 on December 31, 1997           3,416        3,000
   Paid-in capital                               167,268      111,750
   Accumulated deficit                           (34,194)     (45,881)
                                              -------------   --------------
               Total Stockholders' Equity        136,490       68,869
                                              -------------   --------------
Total Liabilities & Stockholders' Equity      $  149,163    $  90,517
                                              =============  =============

                        SW Ventures, Inc.
                     Statement of Operations
For the three month period ended September 30, 1998 and 1997 and For the nine month period ended September 30, 1998 and 1997

                                             For the Three Months Ended        For the Nine Months Ended
                                         Sept. 30, 1998      Sept. 30, 1997    Sept. 30, 1998   Sept. 30, 1997
                                         (Unaudited)         (Unaudited)       (Unaudited)       (Unaudited)
                                         -----------------   ---------------   ---------------  --------------
Oil revenue                              $         20,124    $           0     $       62,629               0

Oil Production Costs                                1,774                               7,720
Oil production Taxes                                2,225                0              7,251               0
General & administrative expenses                  10,363            2,212             22,113          11,606
Depreciation expense                                  215              130                527             130
Cost depletion                                      5,386                0             13,331               0
                                         -----------------   ---------------  ----------------  --------------
    Total expenses                                 19,962            2,342             50,942          11,736
                                         -----------------   ---------------  ----------------  --------------

Income(loss)Before Income Taxes                       162           (2,342)            11,687         (11,736)

Income tax provision                                   -                 -                 -               -
                                          -----------------  ---------------- ----------------  --------------

Net Income (Loss)                        $            162    $      (2,342)            11,687         (11,736)
                                         =================   ===============  ================  ==============



Basic and diluted net
 income (loss) per common share          $           .000    $      (.001)   $          0.004   $      (0.006)
                                         =================   ==============  =================  ===============

Weighted average shares outstanding             3,396,464       2,043,478           3,254,687       1,943,040
                                         =================   ==============  =================  ===============

                        SW Ventures, Inc.
                     Statement of Cash Flows
for the nine months ended September 30, 1998 and September 30, 1997


                                              For the         For the
                                              Nine Months     Nine Months
                                              Period Ended    Period Ended
                                              Sept. 30, 1998  Sept. 30, 1997
                                              (Unaudited)     (Unaudited)
                                              --------------  ----------------

Cash flows used in operating activities:
  Net loss/gain                               $     11,687    $    (11,736)
  Adjustments to reconcile income(loss)
   to net cash used in operating activities:
     Depreciation expense & cost depletion          13,859             130
  Changes to operating assets & liabilities:
     Increase in accounts receivable                (5,011)              0
     Decrease in accounts payable                   (8,864)         (1,627)
     Decrease in inventory                             799             0
                                              --------------  ---------------
Net cash used in operating activities               12,470         (13,233)
                                              --------------  ---------------
Cash flows used in investing activities:
  Purchase of equipment & mineral properties       (72,213)        (76,186)
                                              --------------  ---------------
Net cash used in investing activities              (72,213)        (76,186)

Cash flows from financing activities:
  Offering Cost for common stock issuance           (1,976)         (5,750)
  Common stock issued for services                       -           4,500
  Common stock issued for cash                      48,910         103,000
  Advances from officers                             8,889           5,000
                                              --------------  ---------------
Cash provided by financing activities               55,823         106,750

Net (decrease) increase in cash                     (3,920)         17,331
Cash, beginning period                               8,424           9,175
                                              ------------ -  ---------------
Cash, end of period                           $      4,504    $     26,506
                                              ==============  ===============

No cash paid for income taxes or interest.

Supplemental non cash activities:
    Issuance of common stock for loan
      from affiliate                          $      9,000    $         -
                                              ==============  ===============

                        SW Ventures, Inc.
          Statements of Changes in Stockholders' Equity
 From May 7, 1996 (Inception) to the year ended December 31, 1997 and the Nine Months ended September 30, 1998

                                         $.001
                                         Par value
                             Common      Common                Accumu-
                             Stock       Stock      Paid-in    lated      Total
                             Shares      Amount     Capital    Deficit    Equity
                             ----------- ---------- ---------- ---------- ----------
Shares issued to founders
 on May 7, 1996               1,475,000  $   1,475  $   9,525  $     -    $  11,000

Shares issued for legal fees
 (securities registration)
  On May 7, 1996                115,000        115        735        -          850

Shares issued for cash on
 December 7, 1996               260,000        260     12,740        -       13,000

Net loss for the period from
 May 7, 1996 (inception)
  through December 31, 1996                                      (14,728)   (14,728)
                             ----------- ----------  ---------- --------- ----------
Balances, December 31, 1996   1,850,000      1,850     23,000    (14,728)    10,122

Shares issued for cash
 May 16, 1997                    60,000         60      2,940         -       3,000

Shares issued for compensation
 May 16, 1997                    55,000         55      2,695         -       2,750

Shares issued for legal fees
 (securities registration)
  on May 16, 1997                35,000         35      1,715         -       1,750

Shares issued for cash (private
 placement offering) on
 September 26, 1997 net of
 offering costs of $17,600    1,000,000      1,000     81,400         -      82,400

Net loss for the year ended
 December 31, 1997                                                (31,153)  (31,153)
                             -----------  ---------  ----------  --------- ---------
Balances, December 31, 1997   3,000,000   $  3,000   $111,750    $(45,881) $ 68,869

Shares issued to officer upon
 conversion of loan on
   January, 1998                 90,000         90      8,910                 9,000

Shares issued for cash (in
 private placement offering)
 net of offering costs of
 $1976; (275,000 shares in
 April; 27,646 shares in June;
 23,420 shares in September)    326,066        326     46,608                 46,934

Net income for nine months
 ended September 30, 1998                                          11,687     11,687
                               ----------  ---------  --------- ---------- ----------
Balance at Sept.30, 1998      3,416,066   $  3,416   $167,268   $( 34,194) $ 136,490
                              ========== ==========  =========  =========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

     The Company owns a 21.25% working interest in an oil and gas program called the Montana Prospect Drilling Program (the "Program"). Since purchasing its interest in the Program in August/September 1997, the Company has participated in the drilling and completion of two wells on the Montana Prospect, the Montana Berger Well #1 and the Montana Berger Well #2. The Company has received revenues from operations since December of 1997, when it received its first revenues from oil production from the Montana Berger Well #1 which began oil production in October of 1997. An additional well, the Montana Berger Well #2 began producing oil in April of 1998. From October 10, 1997 until September 30, 1998, the Company has received average gross monthly revenues of $6,900. After taking into consideration lifting costs, taxes,
and well/administration expenses,   the Company received net monthly revenues
averaging approximately $ 5,300 per month for that same approximate one year period. Although the Company now has two producing oil wells, revenues from oil production average almost the same as when the Company had only one producing well due to the fact that oil prices have dropped dramatically since October of 1997 when the Company first began seeing revenues. The price of oil per barrel in the market in the third quarter of 1998 was approximately half of what it was in the fourth quarter of 1997. Presuming the Company's two producing wells continue to flow at a rate of approximately 100 barrels per day each, the Company expects to continue to receive minimum gross revenues from production from the two wells of approximately $7,000 per month, depending on the price of oil in market which has risen slightly during the latter half of the month of September although the Company cannot predict whether this price increase will continue to rise, remain the same or decrease again. The Company received and average of $13.54 per barrel at its year ended December 31, 1997. The average price per barrel received during the first three quarters of 1998 was approximately $7.60 per barrel with a low of $5.79 per barrel in August of 1998.

     The Company expects to realize revenues in the next twelve months from the two producing wells that are more than sufficient to meet the Company's operating capital requirements but insufficient for any immediate business expansion and insufficient for the Company to elect to participate in additional wells in the Program.

     During the three months ended September 30, 1998, the Company's net income was $162 compared to a net loss of $2,342 for the three months ended September 30, 1997. The Company's net income for the nine months ended September 30, 1998, was $11,687 as compared to a net loss for the nine months ended September 30, 1997, of $ 11,736.

     The Company attributes the increased income for the three and nine month periods ended September 30, 1998 primarily to revenues from its oil wells which commenced production in late 1997. Although the Company experienced a significant increase in expenses from $2,232 during the third quarter of 1997 to $19,962 for the third quarter 1998, the Company attributes this increase to the commencement of activities associated with oil production, including taxes and administration, well operating expenses, and cost depletion on the wells. The Company also increased its general administrative expenses due to additional legal and accounting expenses associated with the filing of its Registration Statement on Form 10SB, as well as compensation paid to one of the officers of the Company for services rendered to the Company.



PLAN OF OPERATION

     During the next 12 months the Company plans to participate in additional wells to be drilled by the Montana Prospect Drilling Program in which the Company is a 21.25% working interest participant, at an average cost for drilling and completion of a well of approximately $65,000 to the Company. In order to fund its share of the Montana Berger #2, drilled and completed in April of 1998, as well as the third well originally scheduled to be spudded in August/September 1998, the Company commenced an offering of 1,200,000
shares of its common stock at $.15 per share,   which offering is believed to
be exempt from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "1933 Act"), under Section 3(b) of the 1933 Act, and Rule 504 of Regulation D of the Securities and Exchange Commission. The Company closed its offering on September 13, 1998 with 326,066 shares sold for aggregate gross proceeds of $48,910. Such proceeds were insufficient to drill the Montana Berger #2 well, which required cash advances from an officer and director of approximately $11,200, of which $2300 has been repaid, as well as
the use of revenues from operations.    Due to the low price of oil in the
market, the drilling of the third well has been delayed. As of the date hereof, the Company does not know if the third well will be drilled this year or in early Spring although the Company intends to participate in the drilling of the third well and will require funding for its proportionate share of the drilling and completion. The funding of the third well in the Montana Prospect Drilling Program, the Betty Wesley Well #1, will require additional funds be raised and will likely involve both the use of operating capital and cash advances from officers and directors along with possible purchase of investment stock by certain sophisticated investors.

     In the next twelve months, the Company is considering the purchase of an additional working interest in the Montana Prospect Drilling Program or some other similar drilling program, or acquiring an interest in other oil/gas/mineral related entities in order to expand and diversify its operations within the oil and gas industry. The Company, as of this date, is only investigating such opportunities and has no commitments, understandings
or agreements with any party regarding any of the foregoing.   If the Company
elects to participate in any one of the opportunities it is investigating, or some other opportunity should it become available, the Company will require additional funding. Such funding will be obtained from operating revenues, private placements of the Company's stock, or loans from officers and directors. In the alternative, especially if larger amounts of capital are required to fund a transaction, the Company is contemplating registering for sale shares of its common stock. There is no guarantee, however, that the Company would be successful in such endeavor or successful in attracting an underwriter.

     The Company does not expect to hire any additional employees in the next twelve months although the Company does have an understanding with Mr. Guido Cloetens, an officer and director of the Company, that it will, in the near future, enter into a consulting agreement with Mr. Cloetens or an entity to be formed by Mr. Cloetens for such purpose, whereby the Company would pay Mr. Cloetens, or the to-be-formed entity, $2,000 per month for consulting services. The Company expects to consummate the agreement with Mr. Cloetens during the fourth quarter of 1998.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None

Item 2.     Changes in Securities

      During the Company's third quarter of 1998, the Company closed its offering being conducted pursuant to the exemption provided for under Section 3(b) and Rule 504 of Regulation D, of the Securities Act of 1933, as amended. Such offering was commenced on March 16, 1998 with the offer of up to 1,200,000 shares of the Company's unregistered common stock at $.15 per share. The offering closed on September 13, 1998 with 326,066 common shares sold for gross proceeds of $48,910. Of the 326,066 shares sold, 29,660 shares were issued to satisfy an outstanding balance due to the Company's attorney of $4,449. In addition, an officer and director of the Company, Ms. Terri Jackson purchased 6,000 shares of stock for $900; the $900 had been due and owing Ms. Jackson since April of 1998. All of the remaining shares in the offering were purchased for cash. At June 30, 1998, a total of 302,426 shares had been subscribed for in the offering. The only shares subscribed for and issued pursuant to the offering during the Company's third quarter were 23,420 shares.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.      Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

   (a)There are no exhibits included with this report.

   (b} Reports on Form 8-K -- None

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              SW VENTURES, INC.
                                              (Registrant)

Date: October 15, 1998                    By: /s/ Terri Jackson
                                              ------------------------
                                                  Terri Jackson
                                                  Director and
                                                  Secretary/Treasurer