Form 10QSB/A
period 1998-09-30
SW VENTURES INC
filed 1998-10-19
CIK 1024605

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB/A
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

              For the quarterly period ended 9/30/98
                 Commission file number 000-24623

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

Date: October 19, 1998                    By: /s/ Terri Jackson
                                              ------------------------
                                                  Terri Jackson
                                                  Director and
                                                  Secretary/Treasurer