Form 10KSB
period 1998-12-31
SW VENTURES INC
filed 1999-03-23
CIK 1024605

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549
                      ______________________

                           FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
        ACT OF 1934

        For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from______ to _______

        Commission file number  0-24623
                                ________

                        SW Ventures, Inc.
        _________________________________________________
      (Exact name of registrant as specified in its charter)


             Nevada                                  87-0559453
_______________________________            ________________________________
(State or other jurisdiction of            (IRS employer identification no.)
 incorporation)


455 East 400 South, Suite 100 Salt Lake City, Utah        84111
__________________________________________________      ____________
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (801) 355-6524

Securities registered pursuant to Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered

             None                             None
_________________________          ___________________________________

Securities registered pursuant to Section 12(g) of the Act:

                              Common
           ____________________________________________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [x] Yes      [ ] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $ 76,903.

     The Company has no "established" market for its common shares. Therefore, management has arbitrarily valued the 1,392,066 shares held by non-affiliates as of March 1, 1999, at $1,392.07, based on the par value of one mill ($0.001) per share.

     The number of shares outstanding of the issuer's common stock as of March 1, 1999, was 3,416,066 shares of common stock, $.001 par value per share.

     Transitional Small Business Disclosure Format YES [ ] NO [x]

                              PART I


ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT


     SW Ventures, Inc. (the "Company") was organized as a Nevada corporation on May 7, 1996. The Company's business purpose is that of seeking out and investing in various oil and gas opportunities in the Western United States. At inception, the Company issued "unregistered", "restricted" shares to its founders in connection with the initial funding of the Company. In June of 1997, the Company commenced an offering of its common stock pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act"), under Section 3(b), Regulation D, Rule 504, whereby it offered for sale up to 1,000,000 of its unregistered common shares at an offering price of $.10 per share. The purpose of the offering was to raise funds for the purchase of a 21.25% working interest in the Montana Prospect, a 320 acre oil lease in Crook County, Wyoming (the "Prospect"). The Offering commenced on June 19, 1997 and closed on September 30, 1997 with all shares offered sold for gross proceeds of $100,000.

     In August of 1997, the Company purchased a 21.25% working interest in the Prospect, which purchase included the cost of drilling and completion to the Company, based on its 21.25% working interest, of the Montana Berger Well #1. The total acreage acquisition costs were $11,330 and drilling and completion of the first well totaled $62,995. The Company's share of revenues from the well is 17.85% after a landowner's royalty is paid. The Company elected to participate in a second well on the Prospect, the Montana Berger Well #2, in late March 1998, which well has been drilled and completed. The Company's share of the cost of drilling and completing the second well, based on its 21.25% working interest, was $69,874. The Company's interest in oil revenues on the second well after landowner royalties are paid is equal to 17.35%. The Company funded the drilling and completion of the second well partially through funds raised in a second offering conducted pursuant to the exemption provided for under Section 3(b), Regulation D, Rule 504, of the Act which commenced on March 16, 1998, and closed on September 13, 1998 with 326,066 shares sold at $0.15 per share for gross proceeds of $48,910. The funds raised were insufficient to pay the Company's share of the drilling and completion of the second well. Additional funding was provided by an officer and director who loaned the Company $11,200 of the required completion and drilling costs, and approximately $9,764 came from revenues from operations. The funds advanced by the officer and director were interest free and payable at such time as the director and the Company mutually determine. At December
31, 1998, approximately $2,300 had been repaid.    Subsequent to such date,
the balance was repaid in full to the Director.

     The Company had intended to participate in other wells drilled on the Prospect, and may do so, when and if the price of oil in the market place increases and stabilizes. It also has investigated other business opportunities in the oil and gas industry such as purchasing overriding and/or working interests in other wells, the purchase of interests in producing wells, and/or an investment in other oil and gas related businesses, although the Company will make no decisions to pursue any of the foregoing until and
unless the price of oil in the market goes up and stabilizes.    As of the
date hereof, the Company has invested in only one drilling program, the

Montana Prospect Drilling Program (the "Program"), and has participated in the drilling of two wells on that Prospect.

     Oil prices have taken a sharp decline and the Company has begun seeking other types of investment opportunities. It is currently negotiating with a non-U.S. entity regarding the acquisition of certain assets. These negotiations are at a preliminary stage and no definitive agreements have been reached. If these negotiations prove successful and a transaction is consummated, of which no assurance can be given, this transaction could result in a change of control of the Company and the abandonment of its oil and gas investment plans. The Company will file a report on Form 8-K if any material acquisition of assets or change of control takes place.

BUSINESS OF THE COMPANY

Principal Products of the Company: the Montana Prospect Drilling Program
-------------------------------------------------------------------------

       * The Montana Prospect Drilling Program *

       The Company's principal product is oil and gas. As of the date hereof, the Company has invested in only project, the Program, which has drilled and completed two wells: the Montana Berger Well #1 and the Montana Berger Well
#2.   The Prospect is in the northeastern Powder River Basin in T. 53 N, R. 67
W, Section 17-18 and is part of an oil field known as the Sidner Draw Field. The Program was formed for the purpose of engaging in the acquisition of 320 acres of oil and gas lease located in Crook County, Wyoming, and the drilling of a well or wells thereon; completing such well(s); and, if warranted, operating the same and distributing the revenues to the participants in the Program, as defined below.

      * Working Interest *

     In August/September 1997, the Company  purchased its 21.25% working
interest in the Program.   The Company's initial investment in the Program
included the purchase of the leases and its estimated costs and expenses for completion of the first well in the Program known as the Montana Berger Well #1. Additional participants purchased 53.75% of the Program to equal 75% of the Program. The working interest participants, including the Company, who own an aggregate of 75% of the Program were responsible for 100% of the total land acquisition and drilling costs of the project up through the drilling of the first well, the Montana Berger Well #1; the Carried Working Interest Owners, which include the Sponsor (Triple B Energy - 9.375%), the geologist (Twiford International, Inc. - 6.250%), the operator of the well(s) (L& J Operating, Inc.- 3.125%), and Mr. Robert Haigh (who negotiated the lease acquisition - 6.25%), have an aggregate 25% Carried Working Interest (the Working Interest Participants and the Carried Working Interest Participants are hereinafter sometimes collectively referred to as the "Participants"). The Carried Working Interest Participants did not bear lease acquisition costs, which include 25 separate leases on the Prospect, or drilling costs of the first well, the Montana Berger Well #1. All of the Participants, however, paid their proportionate share of completion costs once casing point was set on the first well; each Participant will pay its percentage share of all drilling and completion on any subsequent well they elect to participate in. Each Participant has first right of refusal on participation in each well the Program elects to drill, with a 300% penalty on revenues to be received by a non-participating party on any well such party chooses not to participate in. (Participating parties would receive three times the return of their investment before a non-participating party is entitled to revenues on a well such party has not participated in.)

      * Landowner Royalties *

     The leases on the Prospect are three year leases from private landowners (a total of 25 separate leases) at an aggregate cost to the Program of $40,000. Each lease becomes perpetual when and if a well is completed on the lease and during the life of the well. The Prospect is presently burdened by landowners' royalties which vary from landowner to landowner. The acreage on which the Montana Berger Well #1 was drilled is burdened by a landowners' royalty of 16%, giving the Program a net interest of 84%. The Montana Berger Well #2 involves 15 separate landowners with varying royalties which equal 18.36%, leaving the Program a net interest of 81.64%. (The foregoing landowners' royalties are hereinafter generally referred to as the "Landowners' Royalty".)The Participants are entitled to 100% of the revenues after paying the landowners. Net revenues means the percentage of oil and gas left to the Working Interest Participants after Landowners' Royalty and any additional overriding royalties have been deducted from the total oil or gas produced (approximately 17.85% to the Company on the Montana Berger Well #1 and 17.35% to the Company on the Montana Berger Well #2).

     * Operating Agreement *

     The Company is a party to an operating agreement (the "Operating Agreement"), as is each Working Interest Participant. The Company appointed the L & J Operating, Inc. (the "Operator") as the operator of the Prospect in all matters related to the drilling and completion of any well(s)drilled thereon, and in the subsequent sale and delivery of oil and gas therefrom, if any, into the marketplace. Each time the Company elects to participate in the drilling and completion of a well, it is given an itemized "Approval for Expenditures", which outlines the itemized costs of drilling and completion as well as other costs anticipated to be expended on the proposed well.

     * Assignment of Lease *

     Subsequent to the execution of the Operating Agreement, all of the subject leases comprising the Prospect, consisting of 25 separate leases, were held in the record name of Robert S. and Marjorie Fern Haigh. The subject oil and gas leases were then assigned to the Company (in its proportionate interest equal to 21.25%) on November 6, 1997 by the Haighs.
Mr. Haigh was the negotiator on behalf of the Program with the landowners and each of the 25 leases was originally assigned to him prior to and during the sale of the working interest in the Program. The leases were then assigned to the Participants in the Program subsequent to the execution of the Operating Agreement between L & J Operating and the various Participants in the Program, and recorded with the Crook County Recorder, Connie D. Tschetter, on Nov. 6,
1997, Book 356, page 116.    The twenty-five leases which are the subject of
the Operating Agreement are three year leases with varying lease dates beginning as early as August 20, 1996. Nine of these leases are dated August 20, 1996, and will therefore expire, unless renewed, on August 20, 1999. However, if a well is successfully drilled and completed on any lease, the lease becomes perpetual for the life of the well. The Program must complete its proposed drilling by as early as August 20, 1999 and as late as June 20, 2000, or renew those leases on undrilled acreage. The Company receives 21.25% of the net revenues after payment of the landowner's royalty .

     * The Producing Wells on the Prospect: Montana Berger Wells #1 and #2 *

      The Montana Berger Well #1 is located in Township 53 North, Range 67 West, 6th P.M. Section 17: SW/4SW/4 on 40 acres. Total acquisition, drilling and completion costs up through the completion of the Montana Berger Well #1, were $285,725. The Working Interest Participants who own an aggregate of 75% of the Program were responsible for all costs of land acquisition and drilling at approximately $190,825; all of the Participants, however, paid their proportionate share of completion costs once casing point was set equal to $94,000 and will participate in any additional wells in accordance with their working interest. The Company's initial payment of $74,233.66 to the Program included the Company's purchase of the leases and drilling costs (on a basis of 1/3 for 1/4), estimated at $54,067, and the Company's share of completion costs estimated at $20,166. L & J Operating Company, the Operator of the Program, began drilling of the Montana Berger Well #1 on September 9, 1997 and oil began flowing in early October. The well, during its first few months, flowed at a rate of approximately 130 barrels per day or 4,000 barrels per month; during the Company's year ended December 31, 1998 the Montana Berger Well #1 produced an average of approximately 100 barrels of oil per day. The gravity of the oil produced from this well is approximately 21.1 and it is considered sour asphalt base crude.

      The Montana Berger Well #2 is located in Township 53 North 67 West, Crook County Wyoming, Section 17, SW NE SW. In late March, 1998, the Company paid an additional $62,000 to the Program, its estimated share of the drilling and completion costs on the Montana Berger Well #2, the second well to be drilled by the Program. Total drilling and completion costs for the Montana Berger Well #2 were estimated at $163,000 for drilling and $129,000 for
completion, of which the Company paid 21.25% or $62,000.   L & J Operating
Company began the drilling of the Montana Berger Well #2 on March 28, 1998 and a completion rig was moved onto the property on April 6, 1998. Some additional completion costs were incurred on the second well which required the payment of an additional $7,800 to the Program by the Company. The average production on the Montana Berger Well #2 is approximately 90 barrels per day
at December 31, 1998.   The average gravity of the production from the Montana
Berger Well #2 is 21.78 and is considered sour asphalt base crude.

      The Company has received approximately $99,000 in gross revenues from production from the Montana Berger wells (net of landowner royalties) since production began on the wells (October 1997 for the Montana Berger #1 and April 1998 on the Montana Berger #2). Well operating expenses (taxes, administration and well expenses) equaled approximately $ 34,875 not including cost depletion during that same period.

     *Well Completion *

      Both of the currently producing wells on the Prospect, the Montana Berger Well #1 and #2 and the next proposed well to be drilled on the Prospect, were or will be completed by the Operator in the same fashion, without the necessity of using a heavy mud system by setting casing prior to reaching the Minnelusa formation. A cased whole log is run before the hole is drilled into the Upper "B" sand and this sand is not penetrated more than a few feet. Installation of a secondary water flood is not necessary because the Upper "B" sand in the producing wells is being pressurized due to the adjacent water flood at the Deadman Creek Field. (For a more detailed description of the Minnelusa formation, see "ITEM 2. PROPERTIES, LOCATION AND DESCRIPTION OF PROPERTIES/OIL PRODUCING ACTIVITIES, Description of Fields, Location and Geology of Sidner Draw Field."

Distribution Method of the Company's Product
--------------------------------------------

     The Company is dependent on the Operator to market any oil production from the Montana Berger Wells #1 and #2 and any subsequent production which may be received from other wells which may be successfully drilled on the Prospect. The Company must rely on the Operator's ability and expertise in the industry to successfully market the same. Prices at which the Operator sells gas/oil both in intrastate and interstate commerce, will be subject to the availability of pipe lines, demand and other factors beyond the control of the Operator. The Operator believes any oil produced can be readily sold to a number of local buyers. To date, all of the Company's oil production has been sold to Eighty Eight Oil Company of Casper, Wyoming. There are other local companies, however, which are also willing to purchase the Program's crude oil. No assurance can be given, however, that the current price of oil, which has decreased dramatically since the Company started realizing revenues from operations from $16.49 per barrel @ 40 gravity to approximately $6.28 per barrel @ 40 gravity as of December 31, 1998, will increase and stabilize. The Operator, however, is in the position to negotiate contracts with buyers to purchase production for a definitive period of time; such purchase contracts often include bonuses. The last contract was a 12 month contract; the current one with Eighty-Eight Oil Company is for six months. (See "Competitive Position in the Industry", below.)

Competitive Position in the Industry
------------------------------------

      There are a large number of companies and individuals engaged in the exploration for and development of oil and gas properties. Competition is intense for the acquisition of oil and gas leases suitable for exploration, the purchase or sale of producing properties and the raising of capital. Capital available for the investment in the oil and gas industry has declined significantly as a result of decreases in oil prices and changes in federal tax laws and adverse economic conditions generally affecting the oil and gas industry. The Company is a small, inexperienced company and must compete with much larger companies which are better capitalized, have considerably more experience in the oil and gas industry, are better able to fund drilling enterprises than the Company is, and are better able to withstand the negative impact of the low price of oil in the market. The Company's only competitive factor is its low production costs (because it is a "flow" well which does not require pumping.) This lower production cost may be off-set by the fact that the same water pressure which pressurizes the well, may also be the cause of the slow but gradual increase of water in the Company's production, from almost zero when each of the wells began flowing, to approximately 12% as of
the date hereof.   At present date, however, production costs are such that it is still cost effective to flow the wells. This gives the Program a slight advantage because many marginal wells in Wyoming have been shut-in in recent months (an estimated 1,200 wells) due to plummeting oil prices, and the demand for the sour asphalt base crude such as produced by the Montana Berger Wells #1 and #2 has risen. As a result of this increased demand the Operator has been able to negotiate a better contract with Eighty Eight Oil Company with a
higher bonus per barrel.   Currently the Operator has a six month contract in
effect with Eighty Eight Oil Company, which has agreed to purchase all production from the Program for the term of the contract. Eighty Eight Oil Company has agreed to pay an approximate $3.50 per barrel bonus over and above the posted price of oil per barrel in the market at the time of sale. The beginning date of the contract was January 1, 1999. Although, the Operator's former contract with Eighty Eight Oil Company also included a bonus per barrel, the new contract is paying a bonus which is approximately $1.00 - $2.50 bonus per barrel more than the former contract.

Sources and Availability of Equipment/Raw Materials
---------------------------------------------------

     In the past, increased drilling activities from time to time have created certain shortages of equipment necessary in the drilling and or completion of wells. Due to shortage of such equipment and to generally inflationary trends, and the age and condition of much of the existing equipment, prices at
which equipment is available have escalated.   Although the Company has
suffered no problems to date as to equipment shortages, it has incurred certain expenses due to its investment in older equipment, as part of its working interest obligations. There is always the possibility that current equipment in use due to age and/or lack of proper maintenance could fail to perform properly. This would force expensive repairs and/or costly delays to the working interest participants, one of which will be the Company, or the purchase of additional new or used equipment which could be delayed if shortages of equipment exist. In addition, there is no guarantee that the necessary equipment will be available when and if the Program begins developing other leases on the Prospect.

Dependence on a Few Major Customers
-----------------------------------

   The Company is not dependent on a few major customers but rather is dependent upon the Operator's ability to market crude oil to prospective purchasers. There are a number of prospective purchasers in the State of Wyoming for the Company's crude oil. All of the production to date from the Program's two wells has been purchased by Eighty Eight Oil Company under various contracts. Currently the Operator has a six month contract in effect with Eighty Eight Oil Company, which has agreed to purchase all production from the Prospect paying an approximate $3.50 per barrel bonus over and above the posted price of oil per barrel in the market at the time of sale. The beginning date of the contract was January 1, 1999. However, if at the end of six months the Operator is unable to negotiate a new contract with Eighty Eight Oil Company, there are numerous other available purchasers.

Effect of Existing/Probable Government Regulations on the Company's Business
---------------------------------------------------------------------------

     The areas of oil and gas exploration have become highly regulated by state and federal governmental agencies. Although the Operator is experienced in the area of oil and gas operations and has not encountered any unknown, unanticipated or additional expenses or problems due to government regulations, there is no guarantee that new rules and regulations may not be adopted either at a state or federal level which would adversely affect the Company's oil and gas operations. Recent changes in Wyoming statutes affecting taxes on oil and gas have had certain effects on taxation of the Company's oil revenues. During late 1997, the State of Wyoming eliminated its 2% severance tax rate on wells which were designated as "wild cat" wells (first productive well in an area). Although newly discovered crude continues to receive a tax break of 2%, such rate is applicable to the first 60 barrels of production per day only, which increases to 6% on any production over 60 barrels on a daily basis. Such tax break is only for the first two years of production. This change has resulted in increased taxation for the Company on production from oil and less profitability from operations. Unless regulations change, in October of 1999, the Company will no longer be eligible to utilize the 2% tax break on its first 60 barrels per day produced from the Montana Berger #1 and will be subject to a full 6% tax on that well.

     The State of Wyoming House of Representatives gave preliminary approval to oil tax breaks in early February of 1999, which would reduce the State's severance tax rate to 4% if the price of oil is between $11 and $16 per barrel and 2% if it is less than $11 per barrel. The severance tax would also rise to 8% if the price per barrel of oil in the market exceeded $16. On February 25, 1999, the Wyoming State Senate adopted an amended version of the proposed tax breaks. The bill reduces the severance tax from 6% to 4% for 1999 and 2000 for as long as oil stays below $20 per barrel. The bill must go back to the State of Wyoming House of Representatives for final approval of changes. Although such legislation will certainly help offset the negative impact of the low oil prices on the Company, the bill is not yet law.

Costs and Effects of Compliance with Environmental Laws
-------------------------------------------------------

     In the conduct of its drilling operations, the Operator may encounter natural hazards, such as unusual or unexpected rock formations or pressures, or other conditions not anticipated which could result in substantial cost overruns or the inability of the Operator to drill and complete the well which otherwise might be productive. The insurance against these hazards that the Operator may carry may be insufficient to offset all such contingencies. The Prospect may also be subject to liabilities for pollution or other damages, both environmental or otherwise, against which it cannot insure or the Operator chooses not to insure, due to premium costs or other reasons. Accordingly, it is possible that the Company could incur substantial liabilities to third parties including liabilities for environmental clean-up which could reduce funds available for exploration and development or reduce revenues to the Company. Because the land leases involve private property, the Operator is subject to rules and regulations of the Wyoming Oil and Gas Conservation Commission.

      The Company's current involvement with a drilling program which is being drilled in the Minnelusa area, has specific difficulties associated with water driven wells which involve potential water removal from the wells. Although the Operator of the wells has experience in Minnelusa wells and operates the same in a manner which minimizes the risks inherent in such a well, it likely that the significant increase of water in production which the wells have experienced over the past few months will continue. There are strict laws regarding disposal of water from oil wells if the water has salinity above a certain percentage. These laws, which are enforced by the State of Wyoming Department of Water Quality, can be expensive to comply with. All of the water from the Company's Montana Berger Wells #1 and #2 has excess salinity and must be disposed of in a certain location and manner. It is, and will continue to be, costly to dispose of the water and one or both wells could be shut-in if the water production increases to the point where it is no longer cost-effective to flow the wells and dispose of the water. As of December 31, 1998, both wells were showing increased percentages of water equaling approximately 12.5%. The Company's costs have risen along with the increase because it is now faced with its portion of water removal and disposal costs. The Company is dependent on the Operator for the proper removal and disposal of water, compliance with applicable laws and regulations, and for the proper shutting in of one or both of the wells should production become uneconomical.

Status of Publicly Announced New Products
-----------------------------------------

     The Company has made no public announcements on any new products or services nor does it have any new products or services.

Patents/Trademarks/Licenses/Concessions/Franchises/Labor Contracts/Royalties.
-----------------------------------------------------------------------------

     The Company has no patents, trademarks or trade names nor does it anticipate applying for the same. The Company does not have any licenses, concessions, franchises, or labor contracts. The Company does not have any royalty contracts other than those discussed under "BUSINESS OF THE COMPANY, Principal Products of the Company, the Program, *Landowner Royalties*."

Research and Development
------------------------

     Other than the development of the various wells on the Prospect, the Company is conducting no research and development nor has it since its inception. The Company's participation in the development of oil wells in the Sidner Draw Field is further discussed elsewhere in this "Business" section and under "ITEM 2, PROPERTIES."

Number of Employees
-------------------

     The Company has no employees as of the date hereof other than one of its
officers.   The Company compensates its Secretary/Treasurer for services rendered in those capacities and for various services performed for the Company as a consultant, at a rate of $1,000 per month. (See "Executive Compensation".)

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES/OIL PRODUCING ACTIVITIES

     The Company owns a 21.25% working interest in a drilling program on the 320 acre Prospect, located on an oil field known as the Sidner Draw Field.

Description of Fields   the Sidner Draw Field
---------------------------------------------

    * Location and Geology of the Sidner Draw Field *

     In contemplating its initial investment in the Program, the Company reviewed information contained in a geology report by Twiford International Inc. The Prospect, located in the Sidner Draw Field in Township 53 North, Range 67 West, 6th P.M. of Section 17: W/2W/2, SE/4NW/4, NE/4SW/4 and Section 18: E/2NE/4 (2-40 acre parcels are in the NE part of Section 18 and 6-40 acre parcels are in Section 17), Crook County, Wyoming, is comprised of 320 acres located on two adjacent southwest plunging anticlinal paleogeomorphic features. The productive formation is the Minnelusa Upper "B" sand and is the primary target of this Prospect area. The sand on the Montana Berger Well #1 was anticipated and subsequently encountered at depth of 6100 feet at the well location. The same Minnelusa Upper "B" sand which is common to the Prospect will be encountered on any wells drilled. This particular sand was charged with a bottom hole pressure approximately 800 lbs. above normal, or about 3200 pounds. The excessive pressure is believed to be caused from water loss in the adjacent Deadman Creek Field which is undergoing a water flood in the lower "B" Minnelusa sand. The field is currently named the Sidner Draw Field.

     The Minnelusa Upper "B" Sand is an eolian dunal complex which pinches out in an easterly or up-dig direction. This pinch-out is due in part to erosion or non-deposition of the Upper "B" sand. The impermeable Opeche shale is the up-dig trapping mechanism for oil in the Upper "B" sand while the underlying Middle "B" dolomite provides the bottom seal for the Upper "B" sand. The lateral trapping mechanism may be a pinch out of the sand itself which will become dolomitic approaching the barrier. This could be a subsystem boundary trap for the Upper "B" sand thus allowing a large accumulation of oil.

      * Analogy to Sidner Draw Field - the Edsel Field *

     The Prospect area which is located on the Sidner Draw Field is adjacent to sections of similar geology such as the Edsel Field which is located in sections 25,26, 27, 24, 36 of T.54N, R.68W, Crook County, Wyoming, and
contains wells which produce oil from Minnesula Upper "B" sand.    According
to the Wyoming Oil and Gas Commission, as of May, 1996, the field had produced 4,849,196 barrels of oil. Average porosity in the Edsel Field is 19.6% with net pay averaging 21.5 feet. The average water saturation is 47%. The original oil in place was estimated at 6.25 million barrels and was expected to produce 12.4% of this figure on a primary production increasing to or 2.49 million barrels under a polymer augmented water flood. Since the report to the Wyoming Oil and Gas Commission (1996- 4,849,196 barrels), there have been six additional producing wells drilled in the field. Stratigraphically, the Edsel Field is similar to the Prospect. This comparison is based, in part, on values taken from the Wyoming Geological Association Guidebook 1984.

Drilling Activity
-----------------

     * Exploration, Site Testing and Conclusions *

     Five test holes were previously drilled by other programs on the Prospect. Of the five test holes, four were dry holes and one is currently a shut-in well. The shut-in well is on the southern feature and was drilled by EMC Energies, Inc. in the SW SW of Section 17 and had an initial production of 700 barrels of oil per day, flowing. Such well was shut-in due to too much water. Subsequent to the Company's involvement in the Program, the Montana Berger Well #1 was drilled and completed about 800 feet northeast of the initial shut-in well, in NE SW SW of Section 17 and the Montana Berger Well #2 was drilled approximately 650 feet from the Montana Berger Well #1 in SW NE SW of Section 17 (See "The Producing Wells on the Prospect: Montana Berger Well #1 and #2" under "BUSINESS").

     The four dry holes drilled on the Prospect had varying results. Common to each of the test sites however was the presence of water in sufficient quantities to prevent the recovery of any material amount of oil in an economic fashion. The hole drilled in SE NE of section 18, appears to be on the down dip edge of an oil accumulation, while the well drilled in the SW SW of section 17 penetrated oil in a pool as evidenced from the production from the well (shut-in because of too much water.) The hole drilled in the NE NE of section 18 penetrated a tight Upper "B" and is therefore a barrier hole. The hole drilled in the SE NW of section 17 penetrated a thin tight section of

Upper "B" interval which is on the up-dip edge of the dunal complex. The hole drilled in the SE SW of section 17 penetrated a Minnelusa section that is dolomitic with the Upper "B" zone completely absent. This hole penetrated the southern lateral barrier of the Prospect area.

     A dunal complex is present in this area with the necessary parameters present to form an accumulation of oil, i.e. sand with good oil shows as well as production down dip, sand gone and/or tight up-dig and laterally. The first producing well on the Prospect, the Montana Berger Well #1, was drilled in the NE SW SW of Section 17 and was high structurally to the original well on the SW SW of section 17 (the shut in well).

    Exploration and test drilling have resulted in an estimated productive area of 130 acres with an estimated average thickness of productive pay in feet of 25 and an estimated porosity of 23.9%. The conclusion of an initial report on the Prospect performed by Twiford International, Inc., indicated that on the estimated 130 productive acreage, there were potentially 5,739,072 barrels of oil in place with estimated primary recovery under normal conditions of 12.4%. A waterflood could increase that recovery. The high pressure of the Upper "B" sand may be a waterflood in itself precluding the necessity of the installation. Gravity of the oil is approximately 20 degrees.

      * Drilling Activity *

     The following table sets forth the results of drilling activity by the Company, net to its interest, since its inception in 1996.

                            Year Ended December 31,
                             1998           1997
                            ______________________
Development Wells Gross:
      Productive              2              1
      Dry Holes               0              0
           Total              2              1
Development Wells Net:
      Productive              0.425          0.2125
      Dry Holes               0              0
Exploratory Wells             0              0

Production
----------

       The following table summarizes net volumes of oil produced and sold, and the average prices received for such sales from all properties in which the Company held an interest since its inception in 1996.

                                       Year Ended December 31,
                                    1996(5)        1997            1998
                                  ___________________________________________

Average Sales Price ($/Bbl)(1)     0          $   13.15       $      6.85

Production Data No. of Barrels(2)  0           1,531.19         11,390.71

Lifting Costs per barrel(3)        0          $    2.31       $      1.37

Taxes per barrel (4)               0          $    1.46       $      1.31
_____________________________________________________________________________

(1) Based on the average price throughout the year;

(2) Company's share of production of 8,578 bbls. total in 1997; and 41,145 bbls (Montana Berger #1) and 23,324 bbls. (Montana Berger #2)in 1998;

(3) Lifting costs includes monthly recurring costs of producing and marketing oil and gas, including costs incurred for labor, fuel, repairs, hauling, materials, supplies, utilities, and other costs incident thereto, insurance and casualty loss expense, and compensation to well operators for other services rendered in conducting such operations.

(4) Average taxes per barrel paid by the Company which include production taxes, severance taxes and ad valorem taxes.

(5) The Company had no interest in any oil properties during its calendar year ended December 31, 1996.

Productive Wells and Acreage
----------------------------

    As of the date hereof, the Company owns a 21.25% working interest net of landowners' royalty in two net productive wells each on 40 acres. Both wells were producing as of the last year end, December 31, 1998.

    The following table sets forth information regarding the number of productive wells in which the Company has a working interest as of the current date. Productive wells are either producing wells or wells capable of production although currently shut-in. One or more completions in the same bore hole are counted as one well.

            Gross Productive Wells        Net Productive  Wells
            Total No. of Wells in which   Sum of Total Amount of
Type        Working Interest is Owned     Working Interest in Gross Wells
----------  ----------------------------  --------------------------------
Oil                       2                         .425

     The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold, mineral or other interest as of the current date. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of gas of oil, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of fractional interests owned in gross acres expressed in whole numbers and fractions thereof.

            Developed    Developed    Undeveloped   Undeveloped
Location    Gross        Net          Gross         Net
--------    ---------    ---------    -----------   -----------
Wyoming       80            17           240           51

Reserves
---------

      *Reserve Estimates *

     Although the Company has had reports prepared for it on estimated oil reserves, no estimate of total proved net oil reserves of the Company has been filed with or included in reports to any federal authority or agency.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting rates of production and future net cash flows. The quantities of oil that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures, and future oil sales prices may all differ from those assumed in these estimates. Reserve assessment is a subjective process of estimating recovery from underground accumulations of oil that cannot be measured precisely, and estimates of other persons might differ from those of the Company. Accordingly, reserve estimates are often different from the quantities of oil that are ultimately recovered. A market value determination would take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates. The information included in this section should be read in conjunction with the Company's Financial Statements, including the Notes thereto.

     The Company's estimated proved oil reserves as of the date hereof are as follows:

Proved Developed               67,695 barrels
Proved Undeveloped                  0 barrels

       *Reserve Report on the Prospect*

        The Working Interest Participants in the Program engaged a petroleum engineer, Tony C. Stone, dba Jadasat Enterprises, to complete a report on the probable oil reserves on the Prospect. The report was completed as a supplement to the Twiford International, Inc. Prospect Study (see DESCRIPTION
OF FIELDS   THE SIDNER DRAW FIELD, Geology), and was based on the information obtained from the shut-in well on the Prospect and from the producing well, the Montana Berger Well #1 (the Montana Berger Well #2 was not completed at the date of the report). Th report concluded that recoverable reserves on the Prospect less production at the date of the report is estimated at 1,508,400 barrels. Mr. Stone's conclusions were partially based on the Twiford International Report isopatch and structure maps and the completion and restricted production procedure used by the Operator on the Montana Berger
Well #1.   Mr. Stone indicated in his report that the Upper "B" productive interval in the Sidner Draw Field, which was discovered with the currently shut in well, is confirmed by the Montana Berger Well #1. The confirmation well has produced approximately 14,000+ barrels as of January 31, 1998, water free, and is currently flowing at 130 BOPD with 900 psi surface pressure on 6/64" choke. It is produced on a restricted flow to limit wellborn draw down to 100 psi maximum to avoid water "coming" or the fracturing of the semi-unconsolidated sands coming through naturally fractured dolomite separating
sands.   Because of oil price volatility at the time of the report, no economic analysis was performed by Mr. Stone. Mr. Stone also indicated that one or more delineation wells were required to totally validate the prospect structure. Since Mr. Stone's report, the Company has not engaged for its own account, nor has it engaged in conjunction with the other Participants, a petroleum engineer to complete any additional reports on the Prospect. All information contained Mr. Stone's report was as of January 1998.

Delivery Commitments
---------------------

      Subsequent to the Company's year ended December 31, 1998, the Operator entered into a six month contract with Eighty Eight Oil Company of Casper, Wyoming. Eighty Eight Oil Company has agreed to purchase all production from the Montana Berger Wells #1 and #2 during that period. (See "BUSINESS, Distribution Methods of the Company's Products" and "Competitive Position in the Industry".) Under the purchase agreement, the Operator is not obligated to provide a fixed and determinable quantity of oil.

Present Activities
------------------

       The Company currently has no activities except sale of production on its two producing wells. The Company had intended to participate in the drilling of a third development well on the Prospect in October of 1998; however, due to the extremely low price of oil in the market, the Program elected not to spud a new well. The Company may be faced with making a decision as to whether or not to participate in a third well in mid to late spring of 1999 although such decision will likely be postponed by the Program because of the record low oil prices. The Company is currently seeking other types of investment opportunities not related to the oil and gas industry. (See "DESCRIPTION OF BUSINESS, BUSINESS DEVELOPMENT".)

INVESTMENT POLICIES

     The Company has no investment in any real estate interests or real estate other than its working interest in the Prospect. It has no investment in any real estate mortgages, or securities or interests in persons primarily engaged in real estate activities, nor, as of the date, hereof does the Company intend to invest in any of the foregoing. The Company will, however, consider investing in other oil and gas leases, when and if management deems it in the Company's best interests to do so. It may also invest in production interest or other leases. In addition, the Company may elect to invest in other oil and gas related enterprises, which could consist of acquiring companies which have business purposes or interests related to oil and gas, and purchasing additional interest if available in the Program or other drilling programs. As of the date hereof, however, management has postponed making any decisions as to future investment in the oil and gas industry due to the extremely low price of oil in the market, which does not appear to be recovering significantly, and is investigating other types of business opportunities.


OFFICES

     The Company rents office space in Salt Lake City, Utah, on a month to month basis at a monthly rate of $260 per month including telephone. The office is sufficient to conduct the day to day operations of its business. There is no written lease in effect.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. None of the Company's officers, directors, or beneficial owners of 5% or more of the Company's outstanding securities is a party to proceedings adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the year ended December 31, 1998, no matter was submitted to a vote of security holders.

                             PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

MARKET INFORMATION

     Although the Company received its symbol for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD")on December 11, 1998, namely "SWWV", no trading activity had commenced as of December 31, 1998, the date of the financial statements included in this Report. Since December 31, 1998, an extremely limited market has commenced. The high and low bids for the two months ended January and February, 1999 were $0.13 and $0.10, respectively. Such over-the-market quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not necessarily represent actual transactions. However, because of the extremely limited trading activity, the Company believes that there is not, as of this date, an "established" trading market.

DIVIDEND POLICY

     No dividends have been paid by the Company since its inception. The payment by the Company of dividends, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends to date due to its present financial status. The Company does not anticipate paying dividends on its common stock in the foreseeable future but plans to retain earnings, if any, for the operation and expansion of its business. There are no restrictions that limit the ability to pay dividends on common equity or that are likely to limit the same in the near future.

HOLDERS

     There are 44 shareholders of record of the Company's common stock as of December 31, 1998.


RECENT SALES OF UNREGISTERED SECURITIES

      There have been no recent sales of unregistered securities other than those previously reported on in the Company's Registration Statement on Form 10-SB filed on July 14, 1998 and amended on September 28, 1998, and in the Company's Quarterly Report on Form 10QSB for its quarter ended September 30, 1998. (See "Item 13. EXHIBITS AND REPORTS ON FORM 8-K".)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     The Company has received revenues from operations since October of 1997 when it received its first revenues from oil production from the Montana Berger Well #1. A second well, the Montana Berger Well #2 began production in April of 1998.

      YEARS ENDED DECEMBER 31, 1998 AND 1997: The Company had net income of $3,381 for the year ended December 31, 1998, as compared to a net loss of $31,153 for 1997. The Company had revenues from oil production in 1998 of $76,903 compared to revenues of $22,007 in 1997. The change from net loss to net income from 1997 to 1998 is attributable to an increase in oil production revenues. Although the Company saw a total overall increase in expenses from 1997 to 1998 of $20,057, the increase in oil production revenues was over $54,000. The increase in production is due to the fact that the Company realized revenues from production for only a little over two months in 1997 as opposed to a full year in 1998.

      General administrative expenses increased from $13,478 in 1997 to $21,367 in 1998. This increase was due to the commencement of the payment of compensation to an officer of the Company of $1,000 per month beginning in February of 1998, for various services rendered on behalf of the Company in connection with her duties as Secretary/Treasurer, in-house accounting, initial drafting of various documentation including the Company's offering memorandum, dated March 16, 1998, its Registration Statement on Form 10-SB, and amendments thereto, and other required disclosure documentation. (See "Item 10. EXECUTIVE COMPENSATION".)

      The Company changed legal counsel during 1998 and significantly reduced its legal fees from $30,340 in 1997 to $6,389 in 1998. Depreciation expenses rose from $228 in 1997 to $742 in 1998 and cost depletion on the Company's wells rose from $1,705 in 1997 to $17,558 in 1998. The Company recognizes cost depletion based upon the production from its wells as compared to total estimated reserve quantities of the wells and therefore cost depletion levels are a function of production quantities.

      The Company funded mineral property investments in 1998 by selling shares of its common stock to public investors for cash in the amount $48,910. In addition, the Company received cash advances from an officer and director in the amount of $11,200, which was repaid out of production revenues; $2,311 was repaid in 1998 and the balance was repaid in January of 1999. An additional $9,764 of the costs of mineral property investment came from
production revenues.   In 1997, the Company funded its initial mineral
property investment of $74,325 from proceeds of an offering in which 1,000,000 shares were purchased by investors for gross proceeds to the Company of $100,000. It also received a cash advance from an officer and director of $9,000 which was converted into 90,000 shares of common stock in January of 1998. The foregoing 90,000 shares are "restricted".

     When comparing the Company's fourth quarter in the years ended 1997 and 1998, the Company attributes the increased income in the fourth quarter of 1998 to the fact that the Company received production revenues from two wells in the fourth quarter of 1998 compared to production revenues from only one well in the comparable quarter of 1997. However, although production almost doubled in the fourth quarter of 1998 compared to the fourth quarter of 1997, the Company's revenues from production did not. This is due to the fact that oil prices in the market in the fourth quarter of 1998 were significantly lower. The Company received an average of $13.50 per barrel of oil in the fourth quarter of 1997 compared with an average of $5.18 per barrel during that same quarter in 1998. Expenses associated with production activities increased for the Company in the fourth quarter of 1998 due to increases in well operation expenses as a result increased production and increased relative percentage of equipment maintenance and repair expenses.

         YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996.   The Company
had a net loss of $14,728 as of December 31, 1996, which increased to $31,153 in 1997. The increase in net loss was due to an increase in the Company's legal expenses. The Company did not receive any revenues from operations in 1996, as opposed to its year ended 1997 when it received revenues from oil production of $22,700. In connection with its initial revenues from operations in 1997, which began in mid-October, the Company also incurred related production expenses and taxes totaling $7,409. The Company had no production expenses or production taxes in 1996. General and administrative costs in 1997 were $13,478 as opposed to $14,728 in 1996, which makes 1996 expenses proportionately higher because the Company's year ended 1996 was not a full year (the Company's inception being May 7, 1996), and is mainly attributable to costs related to start-up. Legal expenses in 1997 were $30,340 as opposed to -0- in 1996 and were incurred in connection with the drafting of the Company's first offering memorandum.

      The Company funded its losses in 1996 through the issuance of shares of common stock for cash contributions which equaled $14,728. In 1997, the Company conducted an offering of 1,000,000 shares of its common stock to the public and received gross proceeds of $100,000, and net proceeds of $82,400, $74,345 of which went to the Company's initial investment in mineral property (the Prospect).

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has had revenues from operations in each of the last two years. The Company's cash requirements consist of its office expenditures, legal and accounting fees to comply with securities registration filing requirements, oil production taxes and expenses, and certain consulting fees. The Company relies on revenues from operations to cover its cash requirements. During the last year revenues were sufficient to meet the Company's cash requirements to fund day to day operations as well as a portion of mineral property investments. The Company also relied on sales of its common stock and advances from an officer and director to fund the balance of its mineral property investments. The Company anticipates that it will have sufficient revenues in 1999 to fund its operations, provided it continues to receive revenues from oil production. Revenues from oil production to the Company, however, have decreased due to the significant decrease in the price per barrel of oil in the marketplace, and an increase in associated production expenses which began in the fourth quarter ended December 31, 1998. The Company expects lower oil prices to persist throughout 1999. However, the Program has been receiving a larger than normal bonus per barrel for its low gravity, high asphalt crude oil due to a reduced supply of the same in the market. The higher than normal bonus will continue at least through the end of the Company's second quarter, if not longer.

     As a working interest owner in the Prospect, the Company could incur production expenses in the next year which exceed revenues if well administration expenses continue to increase and oil prices drop even further. In addition, the Company could incur its proportionate share of additional expenses associated with equipment repair, maintenance and/or replacement as well as water disposal and road repairs in connection with the operation of the two wells. If the Company's share of these expenses is too high, the Company may not have sufficient revenues to pay such additional expense(s). Also, the Company's oil wells are water driven and as the water continues to encroach as expected, the operating costs will continue to increase as a percent of revenues. (See "BUSINESS, Costs and Effects of Compliance with Environmental Laws".) The Company must rely on the Operator of the wells to make decisions as to whether or not the continued operation of the wells is economical. The well operator's decision to shut-in one or both of the wells may not occur at the same point in time as the Company would like it to occur.

     As part of its plans for growth, the Company had intended to participate in an additional well(s) on the Prospect, as well as investigate opportunities for purchasing additional interest in the Prospect, purchasing other oil and gas leases, and/or making other oil and gas investments. Such expansion would have been funded partially from revenues from operations, and from cash contributions or loans from affiliates of the Company. In addition, the Company also considered offering for sale additional shares of the Company's common stock or some other debt or equity financings. Due to the condition of the oil market, however, the Company has placed any such plans on hold. Management does not believe that further investment in the oil and gas industry is in the best interest of the Company until and unless the price of oil in the market increases dramatically and stabilizes. Depressed oil prices on a continued basis will adversely affect the Company's financial outlook.

YEAR 2000

     Management believes that the Company's accounting and operational systems are year 2000 compliant. Prior to the Company's filing of its last Quarterly Report on Form 10-QSB, the Company contacted the Operator of the wells; the Operator indicated to The Company that it expects no material year 2000 issues because none of the systems used at the wells sites in which the Company has an interest are run by computer systems. The Company is not dependent on computers other than for its internal bookkeeping which is done on a system that is Year 2000 compliant. The Company has no relationship with any third parties which are dependent on computers other than its bank. The Company's bank has reported that it is Year 2000 compliant.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-KSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     The Company cautions readers not to place undue reliance on any forward looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company's actual results for future periods could differ materially from those anticipated or projected.

     Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

ITEM 7. FINANCIAL STATEMENTS

     The following financial statements are included herewith.   The Company's
audited Financial Statements for its years ended December 31, 1998 and 1997 and from inception on May 7, 1996 through its year ended December 31, 1996.


                        SW Ventures, Inc.
                  Audited Financial Statements
             December 31, 1998 and December 31, 1997

Independent Auditor's Report..........................................F-1

Balance Sheet at December 31, 1998 and December 31, 1997..............F-2

Statement of Operations and Accumulated Deficit for the
years ended December 31, 1997 and 1998,  and the period
from inception on May 7, 1996 though December 31, 1996................F-3

Statement of Cash Flows for the years ended December 31,
1997 and 1998 and the  period from inception on May 7,
1996 though December 31, 1996.........................................F-4

Statement of Changes in Stockholder's Equity from May 7,
1996 to December 31, 1998.............................................F-5

Notes to Financial Statements.........................................F-6

                    Randy Simpson C.P.A. P.C.
                    11775 South Nicklaus Road
                         Sandy Utah 84092
                    Fax & Phone (801)572-3009


Independent Auditor's Report
----------------------------

The Board of Directors and Stockholders of SW Ventures, Inc.:

We have audited the accompanying balance sheets of SW Ventures, Inc. (the Company) as of December 31, 1998 and December 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and the period from May 7, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about wether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements fairly present, in all material respects, the financial position of SW Ventures, Inc. as of December 31, 1998 and December 31, 1997 and the results of its operations and its cash flows for the year ended December 31, 1998 and 1997, and the period from inception (May 7, 1996) through December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Randy Simpson CPA

RANDY SIMPSON, CPA
A Professional Corporation

March 8, 1999
Salt Lake City, Utah
                               F-1

                        SW Ventures, Inc.
                          Balance Sheets
             December 31, 1998 and December 31, 1997

                                              December 31      December 31
                                                  1998            1997
                                              -------------   --------------
ASSETS
Current Assets:
   Cash                                       $      8,900    $     8,424
   Accounts receivable                               3,748          5,878
   Inventory                                           292          1,870
                                              -------------   --------------
             Total Current Assets                   12,940         16,172
                                              -------------   --------------

Mineral Property & Equipment:
   Mineral property                                144,200         74,325
   Less cost depletion                             (19,263)        (1,705)
   Office equipment                                  4,291          1,953
   Less accumulated depreciation                      (970)          (228)
                                              -------------   --------------
             Net Mineral Property &
             Equipment                             128,258         74,345
                                              -------------  ---------------
                 Total Assets                 $    141,198    $     90,517
                                              =============  ===============

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                           $      4,125         12,648
   Advances from officer                             8,889          9,000
                                              -------------   --------------
                Total Current Liabilities           13,014         21,648

Stockholders' Equity:
   Common Stock, $.001 par value; authorized
     50,000,000 shares, issued and outstanding
      3,416,066 shares on December 31, 1998
      and 3,000,000 on December 31, 1997             3,416         3,000
   Paid-in capital                                 167,268       111,750
   Accumulated deficit                             (42,500)      (45,881)
                                              -------------   --------------
               Total Stockholders' Equity          128,184        68,869
                                              -------------   --------------
              Total Liabilities &
              Stockholders' Equity            $    141,198    $   90,517
                                              =============   =============

          See accompanying notes to financial statements

                        SW Ventures, Inc.
         Statement of Operations and Accumulated Deficit
           Years Ended December 31, 1998 and 1997, and
 the period from inception (May 7, 1996) though December 31, 1996


                                                                 From
                                                                 Inception
                                        For the     For the      (May 7, 1996)
                                        Year Ended  Year Ended   to
                                        December 31 December 31  December 31
                                        1998        1997         1996
                                        ----------- -----------  -----------
Oil revenue                             $   76,903  $  22,007    $      -

Oil production costs & taxes                27,466      7,409           -
General & administrative expenses           21,367     13,478       14,728
Legal & professional fees                    6,389     30,340           -
Depreciation expense                           742        228           -
Cost depletion                              17,558      1,705           -
                                        ----------- -----------  -----------
    Total expenses                          73,522     53,160       14,728
                                        ----------- -----------  -----------
Net income (loss)                            3,381    (31,153)     (14,728)

Accumulated deficit -beginning of year     (45,881)   (14,728)          -
                                        ----------- -----------  -----------
Accumulated deficit - end of year       $  (42,500) $ (45,881)   $ (14,728)
                                        =========== ===========  ===========
Net income (loss)per common share       $     .001  $  (0.021)   $  (0.009)
                                        =========== ===========  ===========
Weighted average shares outstanding      3,295,363   2,202,083    1,615,232
                                        =========== ===========  ===========

          See accompanying notes to financial statements

                        SW Ventures, Inc.
                     Statement of Cash Flows
          For the Years Ended December 31, 1998 and 1997
      and from Inception (May 7, 1996) to December 31, 1996


                                               For the           For the         From Inception
                                               Year              Year            (May 7, 1996)
                                               Ended             Ended           to
                                               December 31,      December 31,    December 31,
                                               1998              1997            1996
                                               --------------    --------------  ----------------
Cash flows used in operating activities:
  Net income (loss)                            $      3,381      $   (31,153)    $    (14,728)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Common stock issued for services                    -             4,500              850
     Depreciation expense & cost depletion           18,300            1,933                -
  Changes to operating assets & liabilities:
     Decrease(Increase) in accounts receivable        2,130           (5,878)               -
     Decrease(Increase) in inventory                  1,578           (1,870)               -
     (Decrease)increase in accounts payable          (8,523)           1,745           10,903
                                               --------------    --------------  ---------------
Net cash provided (used) by operating activities     16,866          (30,723)          (2,975)

Cash flows used in investing activities:
  Purchase of equipment & properties                (72,213)         (76,278)                -
                                               --------------    --------------  ---------------
Net cash used in investing activities               (72,213)         (76,278)                -

Cash flows from financing activities:
  Offering costs for common stock issuance               -            (5,750)         (11,850)
  Common stock issued for cash                       46,934          103,000           24,000
  Advances from officers                              8,889            9,000                -
                                               --------------    --------------  ---------------
Cash provided by financing activities                55,823          106,250           12,150

Net increase (decrease)                                 476             (751)           9,175

Cash, beginning period                                8,424            9,175                -
                                               --------------    --------------  ---------------
Cash, end of period                            $      8,900      $     8,424     $      9,175
                                               ==============    ==============  ===============

Supplemental non-cash financing activities
 issuance of common stock for loan from
  affiliate                                    $      9,000      $         -     $           -
                                               ==============    =============   ===============

No cash paid for income taxes or interest.

         See accompanying notes to financial statements.

                        SW Ventures, Inc.
           Statement of Changes in Stockholders' Equity
        From May 7, 1996 (Inception) to December 31, 1998

                                         $.001
                                         Par value
                             Common      Common                Accumu-
                             Stock       Stock      Paid-in    lated      Total
                             Shares      Amount     Capital    Deficit    Equity
                             ----------- ---------- ---------- ---------- ----------
Shares issued to founders
 on May 7, 1996               1,475,000  $   1,475  $   9,525  $     -    $  11,000

Shares issued for legal fees
 (securities registration)
  on May 7, 1996                115,000        115        735        -          850

Shares issued for cash on
 December 6, 1996               260,000        260     12,740        -       13,000

Net loss for the period from
 May 7, 1996 (inception)
  through December 31, 1996                                      (14,728)   (14,728)
                             ----------- ----------  ---------- --------- ----------
Balances, December 31, 1996   1,850,000      1,850     23,000    (14,728)    10,122

Shares issued for cash
 May 16, 1997                    60,000         60      2,940         -       3,000

Shares issued for compensation
 May 16, 1997                    55,000         55      2,695         -       2,750

Shares issued for legal fees
 (securities registration)
  on May 16, 1997                35,000         35      1,715         -       1,750

Shares issued for cash (private
 placement offering) on
 September 26, 1997 net of
 offering costs of $17,600    1,000,000      1,000     81,400         -      82,400

Net loss for the year ended
 December 31, 1997                                                (31,153)  (31,153)
                             -----------  ---------  ----------  --------- ---------
Balances, December 31, 1997   3,000,000      3,000    111,750     (45,881)   68,869

Shares issued to officer upon
 conversion of loan in
   January, 1998                 90,000         90      8,910                 9,000

Shares issued for cash (in
 private placement offering)
 net of offering costs of
 $1,976: (275,000 in April;
 27,646 in June; 23,420
 in Sept.)                      326,066        326     46,608                46,934

Net gain for year ended
 December 31, 1998                                                  3,381     3,381
                              ----------  ---------   ---------  --------- -----------
Balance at December 31,1998    3,416,066   $  3,416   $167,268   $( 42,500)$ 128,184
                              ========== ==========   =========  ========= ===========

         See accompanying notes to financial statements.

                        SW Ventures, Inc.
                  Notes to Financial Statements

A.  Origination and Accounting Policies
    -----------------------------------

      SW Ventures, Inc. (the "Company") was incorporated May 7, 1996 as a Nevada corporation. The Company reviewed certain business opportunities during 1996 and on June 19, 1997 conducted a stock offering under Rule 504 of Regulation D, Section 3(b) under the Securities Act of 1933, as amended. The offering closed on September 26, 1997 with proceeds of $100,000 being received by the Company.

       The Company invested as a working interest partner in an oil drilling program in Crook County, Wyoming. The Company invested $74,325 in the drilling and completion of an oil well located in Crook County, Wyoming. The Company owns a 21.25% working interest in the well. The well, the Montana Berger #1, has produced approximately 50,730 barrels of crude oil from its
successful completion in October, 1997 through December 1998.    The well
averaged during 1998 approximately 100 barrels of oil per day. The prospect includes a 320 acre lease on which additional wells may be drilled.

         The Company conducted a second offering under Rule 504, in March of 1998 which closed in September of 1998 with 326,066 shares sold for gross proceeds of $48,909. In March of 1998, the Company invested an additional $69,875 for the drilling and completion of a second well in the same program, the Montana Berger #2 which began production in mid-April 1998. The Company funded the its share of the second well from offering proceeds, revenues from
production and a loan from an officer and director.    Since then, the Montana
Berger #2 has produced approximately 23,324 barrels of crude oil with average production during 1998 equaling approximately 90 barrels of oil per day.

B.  Mineral Properties, Equipment, Accounts Receivable and Inventory
    ----------------------------------------------------------------

        Mineral property and equipment are stated at cost. The Company accounts for its oil and gas exploration activities utilizing the full cost method of accounting. Exploration costs, including geological and geophysical costs, costs for drilling and completing wells (both geophysical costs, costs for drilling and completing wells (both successful and dry holes) are capitalized and depleted to expense over the total recoverable oil and gas reserves of the Company's properties.

       Mineral properties include the acquisition costs of a 320 acre mineral lease and an oil well which was drilled and completed on October 7, 1997. The Company invested $74,325 for the drilling and completion of this well. The total acreage acquisition costs were $11,330 and $62,995 was invested in the drilling and completion of the oil well. The second well, drilled in April of 1998, cost the Company $69,875. The Company is depleting its investment in oil an gas properties based on the yearly oil production (in barrels) divided by the estimated recoverable reserves (in barrels) of the well or more commonly referred to as the units of production method. The Company recorded cost depletion of $17,558 based upon total production of barrels for 1998. The total estimated reserves of the wells are approximately 380,000 barrels at December 31, 1998. The Company was receiving a price of $3.52 to $3.66 per barrel at December 31, 1998, and these reserve estimates were based upon that price.
                               F-6

                        SW Ventures, Inc.
                  Notes to Financial Statements

     Accounts receivable represent the net oil production received in January 1999 for December 1998 oil production and inventory represents the value of the oil on site which was unsold on December 31, 1998.

C.   Related Party Transactions.
     ---------------------------

     The Company issued 1,475,000 shares to its founders in consideration of $11,000 in cash at the inception of the Company. An additional 60,000 and 260,000 shares were issued for cash advances totaling $16,000 from the president of the Company during 1996 and early 1997. Legal counsel was issued 150,000 shares for services in 1996 and 1997, at $0.007 and $0.05 per share, respectively. Also in 1997, 55,000 shares were issued to the Company's Secretary/Treasurer for services at $0.05 per share. In January of 1998, 90,000 shares were issued to an officer and director in satisfaction of a loan for $9,000.

D.  Operating Leases and Contingent Liabilities
    -------------------------------------------

     The Company rents its office space on a month to month basis at $260 per month. This agreement is cancelable at any time without notice.

E.   Supplemental Information on Oil Producing Activities
     ---------------------------------------------------

     The Company drilled and completed the Montana Berger Well #1 in October of 1997. The following financial and reserve data reflect only the activities of the Montana Berger Well #1 in 1997. The Company drilled and completed the Montana Berger Well #2 in April of 1998, which activities are reflected in the 1998 reserve data. The Company has future drill sites for approximately 4 more wells on the Prospect. However, it does not consider these drill sites to be proved reserves at this point in time.

    The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

RESULTS OF OPERATIONS FOR OIL PRODUCING ACTIVITIES

Year Ended December 31, 1997
----------------------------
Revenues............................................$ 22,007
Production Costs ...................................  (5,583)
Depreciation, depletion & amortization..............  (1,705)
Taxes other than income.............................  (1,823)
Income tax expense..................................       0
                                                    ---------
Results of operations for producing activities......$ 12,896
                                                    =========
Year Ended December 31, 1998
----------------------------
Revenues............................................$ 76,903
Production Costs.................................... (18,728)
Depreciation, depletion & amortization.............. (17,558)
Taxes other than income............................. ( 8,738
Income tax expense..................................       0
                                                    ---------
Results of operations for producing activities......$ 31,879
                                                    =========

                        SW Ventures, Inc.
                  Notes to Financial Statements

CAPITALIZED COSTS RELATED TO OIL AND GAS PRODUCING ACTIVITIES

Well Costs (Drilling and Completion)............... $132,870
Mineral Property Acquisition Costs (Proved)........   11,330
                                                    ---------
Total Capitalized Costs............................ $144,200
                                                    =========
STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATED TO PROVED OIL RESERVES.

    The standardized measure of discounted future net cash flows relating to the Company's ownership interest in oil reserves at year end, December 31, 1998 is as follows:
                                                      1998        1997
                                                   ---------    ----------
Future cash inflows................................$ 240,314    $ 484,930
Future oil operating and tax expenses.............. ( 93,328)    (103,800)
Future income tax expenses - benefit .............     4,769      (25,854)
                                                   ----------   ----------
Future net cash flows..............................  151,755      355,276
10% annual discount for estimating timing of
   cash flows......................................  (43,279)     (54,293)
                                                   ----------   ----------
Standardized measure of discounted future
   net cash flows................................. $ 108,476    $ 300,983
                                                   ==========   ==========

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    Changes in standardized measure of future net cash flows relating to proved oil reserves are summarized below:

Balance at Dec. 31, 1996................................$        0
Sales and transfers of oil produced,
 net of production costs................................   (14,601)
Extensions, discoveries and improved recoveries
 net of future production and development
 costs..................................................   315,584
                                                        -----------
Balance, December 31, 1997..............................   300,983

Sales and transfers of oil produced,
 net of production costs................................   (49,437)
Extensions, discoveries and improved recoveries
 net of future production and development costs.........    66,347
Reduction in reserves due to decline in oil prices......  (198,010)
Reduction in reserves - volume/decline curve
 adjustments............................................   (11,407)
                                                        -----------
Balance at December 31, 1998............................$  108,476
                                                        ===========
                               F-8

                        SW Ventures, Inc.
                  Notes to Financial Statements

RESERVE QUANTITY INFORMATION

   The following summarized the policies used by the Company in preparing the accompanying oil reserve disclosures.

   The Company has only proved developed reserves. Proved developed reserves are proved reserves that can reasonably be expected to be recovered through existing wells with existing equipment and operating methods.

                                                            Oil (BBLS)
Proved Reserves                                        1998          1997
---------------                                      -----------   ----------
Balance at beginning of period                          48,940            0
Extensions discoveries and other additions...........   33,684       50,471
Production...........................................  (11,391)      (1,531)
Changes in estimates - price decline.................   (3,538)           0
                                                     -----------   -----------
Balance, at end of period............................   67,695       48,940
                                                     ===========   ===========
The Company has no natural gas reserves.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 1998.


Name                                      Age      Position Held & Since
--------------------------------         ------    --------------------------
Guido Cloetens                            33       President, Chairman of the
Kampenhoutsebaan 100A                              Board of Directors, Chief
1982 Elewijt  Zemst, Belgium                       Executive Officer
                                                   Since May 1996

Terri Jackson                             45       Secretary/Treasurer and a
3483 S. 3170 E.                                    Director
Salt Lake City, UT 84109                           Since May 1996

Keith Biesinger, Esq.                     54       Director
3200 Big Cottonwood Rd.                            Since March 13, 1998
Salt Lake City, Utah 94121

BIOGRAPHICAL INFORMATION ON OFFICERS AND DIRECTORS

Guido Cloetens, age 33,   is the President, Chief Executive Officer and
Chairman of the Board of Directors of the Company. From 1988 to 1989 Mr. Cloetens was a representative of DAIWA Securities, Inc., in Brussels, Belgium, engaged in selling Japanese equities. In 1990, Mr. Cloetens worked as an investment advisor for PBI Securities, Inc. in Amsterdam, Holland. From 1991 to 1994, Mr. Cloetens was a manager of client accounts for institutional investors with Kredietbank in Brussels. From May 1994 to November 1995, Mr. Cloetens was the owner/manager of Pyros Consulting, a Belgium corporation engaged in the financial consulting business. Pyros Consulting was sold in 1995. Since then, Mr. Cloetens has been self-employed as a businessman with an interest in several private companies. The Company intends to employ Mr. Cloetens, or an entity to be formed by Mr. Cloetens, as a consultant and/or management/consulting firm in the future. (See "Transactions Between the Company and Management.") Mr. Cloetens successfully completed a post university program as investment advisor at the EHSAL Management School in Brussels in 1992. He also attended courses in economics and accounting at the Catholic University of Leuven in Belgium followed with a post university program "Corporate Finance and Investment and Financial Statements Analysis at the University of Brussels in 1984 - 1986.

Terri Jackson, age 45, is the Secretary/Treasurer and a director of the Company. Ms. Jackson is the author of "Glide's Garden", published in 1977 in England by Oreal Press, London, England as well as a contributing writer to the Hudson-Mohawk SIDS Alliance Newsletter. From 1977 to 1987, Ms. Jackson worked as an employee of Intermountain Plant Works, and was promoted to operations manager from 1984-1987. Ms. Jackson was a founding member and on the Board of Trustees of the Broadway Stage, a live theater in Salt Lake City, Utah, from 1989-1991. From 1989 to the 1996, Ms. Jackson worked as a legal assistant to an attorney in Salt Lake City, Utah specializing in corporate and securities law. In late 1996, Ms. Jackson co-founded Data Electronic Filing *Service, L.C., a company established to assist lawyers, accountants and public companies with SEC. mandatory electronic filing requirements. Data Electronic Filing Service, L.C. is a registered SEC EDGAR filing agent. Currently, Ms. Jackson also works as an independent paralegal providing services to various attorneys in the area of securities and corporate law.

Keith Biesinger, Esq., age 54, was appointed an interim Director by the Company's Board of Directors on March 13, 1998, to serve the unexpired portion of a term held by Ms. Lise-Lotte Ruzicka Newell who resigned on March 13, 1998. Mr. Biesinger is a member of the Utah State Bar Association and has practiced law in Salt Lake City, Utah for numerous years. He is also a member of Safari Club International, Sierra Club, Ducks Unlimited, and the World Wildlife Fund. Currently, in addition to his position with the Company, he serves as a trustee of The Gun Club, a Utah non-profit corporation. His interests are shooting sporting clays, fly fishing, hiking and traveling.

Executive officers of the Company are elected by the Board on an annual basis and serve at the discretion of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a)of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

     Based solely on the Company's review of such forms furnished to the Company and representations from certain reporting persons, management believes that all filing requirements applicable to the Company's executive officers, directors and more than 10% stockholders were complied with during the year ended December 31, 1998, except those of Mr. Keith Biesinger. Mr. Biesinger, a director of the Company, failed to file his Form 3 "Initial Statement of Beneficial Ownership" in a timely manner. Mr. Biesinger does not, and has never, owned any securities of the Company and filed his initial report on Form 3 so stating, on or about February 22, 1999.
















              [This space intentionally left blank]

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain information as to the Company's Chief Executive Officer and each of the Company's officers and directors who have received compensation for the years ended December 31, 1996, December 31, 1997, and December 31, 1998.

                    SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                          ----------------------------------------------------------------------
                          Annual Compensation                     Awards              Payouts
------------------------------------------------------------------------------------------------
(a)                  (b)   (c)         (d)       (e)       (f)       (g)        (h)     (i)
                                                 Other                                  All
Name                                             Annual    Restricted                   Other
and                                              Compensa- Stock     Underlying LTIP    Compensa-
Principal                                        sation    Award     Options/   Payouts tion
Position               Year  Salary($) Bonus($)  ($)       ($)       SAR's(#)   ($)     ($)
------------------------------------------------------------------------------------------------
Guido Cloetens(1)      1996  -0-       -0-        -0-      -0-       -0-       -0-      -0-
Kampenhoutsebaan 100A  1997  -0-       -0-        -0-      -0-       -0-       -0-      -0-
1982 Elewijt-Zemst     1998  -0-       -0-        -0-      -0-       -0-       -0-      -0-
Belgium
President, Chairman
of the Board, CEO

Terri Jackson(2)       1996  -0-       -0-        -0-      -0-       -0-       -0-      -0-
3483 South 3170 East   1997  -0-       -0-        -0-      $2,750(3) -0-       -0-      -0-
Salt Lake City, UT     1998  -0-       -0-       $10,100   $  900(3) -0-       -0-      -0-
84109
Secretary/Treasurer
Director

Keith Biesinger       1996   -0-       -0-        -0-      -0-       -0-       -0-      -0-
3200 Big Cottonwood   1997   -0-       -0-        -0-      -0-       -0-       -0-      -0-
Salt Lake City, UT    1998   -0-       -0-        -0-      -0-       -0-       -0-      -0-
84121
Director

Lise-Lotte (Ruzicka) 1996   -0-       -0-        -0-      -0-       -0-       -0-       $ 1000(5)
Newell(4)            1997   -0-       -0-        -0-      -0-       -0-       -0-        -0-
Director

(1)     The Company has agreed to pay Mr. Cloetens or an entity yet to formed by Mr. Cloetens,
        $2000 per month for consulting services. As of the date hereof, the agreement between the
        Company and Mr. Cloetens has not been finalized.  (See "CERTAIN RELATIONSHIPS AND RELATED
        TRANSACTIONS."

(2)     Terri Jackson has been receiving $1,000 per month starting in February 1998 for various services rendered on behalf of the Company in connection with her duties as
        Secretary/Treasurer, in-house accounting, initial drafting of various documentation including the Company's offering memorandum, dated March 16, 1998, its Registration
        Statement on Form 10-SB, and amendments thereto, and other required disclosure documentation. There is no employment agreement in effect with  Ms. Jackson.

(3)     Ms. Jackson received 55,000 shares of the Company's unregistered common stock for services rendered to the Company in her capacity of Secretary Treasurer for the period from inception in May of 1996 through May of 1997.  The shares were given a deemed value of $0.05 per share based on the following: that the par value of the stock was $0.001, that there was no trading market for the Company's common shares, and that the Company was preparing to commence an offering of its common stock at $.10 per share.  The price of $.05 was the price utilized by Mr. Cloetens to convert various loans made to the
        Company into stock as of that same date. In addition, Ms. Jackson took stock in lieu of approximately $ 900 in fees due her for services performed in April of 1998.  Ms. Jackson converted her outstanding fees due into 6,000 shares of stock at $.15 per share, the same price per share as paid in the Company's offering which commenced on March 16, 1998. Ms.
        Jackson currently owns 186,000 shares of the Company's stock.


(4)     Lise-Lotte Ruzicka Newell resigned in early 1997.

(5)     Lise-Lotte Ruzicka Newell received $1,000 for her assistance in organizing the Company.
        The $1,000 was not paid until September of 1997.


COMPENSATION OF DIRECTORS

     No cash fees or other consideration was paid to directors of the Company for service on the Board during the year ended December 31, 1998.

Employment Agreements

     The Company has no employment contracts in effect with any of the members of its Board of Directors or its executive officers nor are there any agreements or understandings with such persons regarding termination of employment or change-in control arrangements. The Company has agreed to compensate Ms. Jackson $1,000 per month for services rendered in her capacity as Secretary/Treasurer of the Company, which includes in-house accounting, as well as other services in connection with the initial drafting of the Company's offering memorandum and its Registration Statement on Form 10-SB and amendments thereto, prior to review by counsel. The Company has also agreed to enter into a Consulting Agreement with Mr. Guido Cloetens, President, Chief Executive Officer and a director of the Company, or an entity to be formed by Mr. Cloetens for such purposes. The Company will compensate Mr. Cloetens or such entity $2,000 per month when the agreement is consummated. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".)

INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

     Nevada law authorizes, and the Company's Bylaws and Certificate of Incorporation provide for, indemnification of the Company's directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Indemnification for liabilities arising under the Act may be permitted for directors, officers and controlling persons of the Company pursuant to the foregoing or otherwise. However, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

STOCK OPTIONS AND WARRANTS

There are no outstanding stock options or warrants.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following tables sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 1998 for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers (defined below), and (iv) all directors and executive officers as a group. As of December 31, 1998, the Company had 3,416,066 shares of common stock outstanding.


SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS
--------------------------------------------
                                        Amount and
Title                                   Nature of     Percent(1)
of           Principal Shareholders     Beneficial    of Class as
Class        Name, Address & Position   Ownership     Current Date
-----------  -------------------------  ------------  -------------
Common       Guido Cloetens             1,838,000
             Kampenhoutsebaan 100A      Sole Voting
             1982 Zemst, Belgium        Power          53.81%
             -----------------------
             President & Director
             Chief Executive Officer
---------------------------------------------------------------------------
Common       Terri Jackson              186,000
             3483 South 3170 East       Sole Voting
             Salt Lake City, UT 84109   Power           5.44%
             ------------------------
             Secretary/Treasurer &
             Director
----------------------------------------------------------------------------
Common       Keith Biesinger                -0-            0%
             32000 So. Big Cottonwood Rd.
             Salt Lake City, Utah
             ---------------------------
             Director
-----------------------------------------------------------------------------
Officers and Directors as a Group      2,024,000       59.25%
-----------------------------------------------------------------------------


SECURITY OWNERSHIP OF OWNERS OF 5% OR MORE OF THE COMPANY'S OUTSTANDING SHARES
-----------------------------------------------------------------------------
                                        Amount and
Title                                   Nature of     Percent(1)
of           Principal Shareholders     Beneficial    of Class as
Class        Name, Address & Position   Ownership     Current Date
-----------  -------------------------  ------------  -------------
Common       Guido Cloetens*            1,838,000
             Kampenhoutsebaan 100A      Sole Voting
             1982 Zemst, Belgium        Power          53.81%
---------------------------------------------------------------------------
Common       Terri Jackson *            186,000
             3483 South 3170 East       Sole Voting
             Salt Lake City, UT 84109   Power           5.44%
----------------------------------------------------------------------------

Common       Trends, Inc.               190,000         5.56%
             P.O. Box 156
             Pond Street, Hibiscus Square
             Grand Turk
             Turks and Caicos Islands
             British West Indies
-----------------------------------------------------------------------------------
* Also an officer and director


     The Company is currently negotiating with a foreign entity regarding the purchase of certain assets. No definitive agreements have been entered into as of the date hereof, and there can be no assurance that a transaction will be consummated. However, it is possible that if a definitive agreement is entered into, it will result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no material transactions in the past two years or proposed transactions to which the Company has been or proposed to be a party in which any officer, director, nominee for officer or director, or security holder of more than 5% of the Company's outstanding securities is involved.
Although the Company intends to enter into an consulting agreement with Mr.
Cloetens or an entity to-be-formed by him in which he retains a controlling interest, the amount involved in the transaction will not be more than $24,000
per year.   Mr. Cloetens is currently serving as President of the Company,
Chief Executive Officer and Chairman of the Board. Mr. Cloetens, or an entity to be formed by Mr. Cloetens, will provide management and consulting services to the Company, including, but not limited to, shareholder relations for non-
US shareholders, financial advice,  investigating and analyzing various business opportunities, etc.  The Company has agreed to pay Mr. Cloetens, or the to be formed entity, $2,000 a month for its services.  Although an agreement has not been consummated, the Company expects to begin utilizing the services of Mr. Cloetens in such capacity at such time as it believes revenues from operations are sufficient to do so.

     The Company issued 1,475,000 shares to its founders (including Mr.
Cloetens and Ms. Jackson) in consideration of $11,000 in cash at the inception of the Company.  An additional 60,000 and 260,000 shares were issued for cash advances totaling $16,000 from the President of the Company, Guido Cloetens, during 1996 and early 1997. The shares were given a deemed value of $0.05 per share based on the following: (i)that the par value of the stock was $0.001,
(ii) that there was no trading market for the Company's common shares, and
(iii) that the Company was preparing to commence an offering of its common stock at $.10 per share.  Ms. Jackson received 55,000 shares of the Company's unregistered common stock for services rendered to the Company in her capacity of Secretary/Treasurer for the period from inception in May of 1996 through
May of 1997.  The price of $.05 per share was the same price utilized by Mr.
Cloetens to convert various loans made to the Company into stock as of that same date. In addition, Guido Cloetens converted a $9,000 loan to the Company, made during 1997 and which was interest free, into 90,000 common shares of restricted stock in January of 1998.  Such loan was converted at the same price paid by investors in the offering, $0.10 per share, which closed in
September of 1998.  In addition, Ms. Jackson took stock in lieu of approximately $ 900 in fees due her for services performed in April of 1998.
Ms Jackson converted her outstanding fees due into 6,000 shares of stock at
$.15 per share, the same price per share as paid by investors in the Company's
second offering which commenced on March 16, 1998.    During the calendar year
ended December 31, 1998, Mr. Cloetens made loans to the Company approximating
$11,200, which loans were interest free. As of December 31, 1998, $2,311 was repaid and the balance was repaid subsequent to the Company's year end.

      The Company has no promoters other than its President and a director, Mr. Guido Cloetens. Other than the consulting agreement discussed above, which the Company intends to enter into with Mr. Cloetens (or his yet to be formed entity), there have been no transactions which have benefitted or will benefit Mr. Cloetens, either directly or indirectly.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

       The following exhibits are filed as part of this Form 10-KSB for the Company's year ended December 31, 1998.

(i)
Exhibit      Exhibit                                      Where Incorporated
No.          Description(1)                               In this Report
----         -----------                                  -------------------
             Registration Statement on Form 10-SB filed   Part II
             July 14, 1998 and amended on September 29,
             1998(2)

             Quarterly Report on Form 10-QSB for the      Part II
             quarterly period ended September 30,
             1998(2)

(ii)
Exhibit
No.          Description
-------      -------------------------

3.1.1        Articles of Incorporation(3)

3.2.1        Bylaws and Amendments thereto(3)

10.1         Operating Agreement with L & J Operating Inc.(3)

27           Financial Data Schedule

(1) Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits

(2) These documents and related exhibits have been previously filed with the Securities and Exchange Commission.

(3) Previously filed as part of the Company's initial Registration Statements on 10-SB Registration, filed on July 14, 1998.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 1998.
                                36

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SW Ventures, Inc.
                                         (Registrant)


                                        By: /s/ Guido Cloetens
                                           ---------------------
Date: March 22, 1999                          Guido Cloetens
                                              President, Chief Executive
                                              Officer and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                     Title                         Date
     ---------                   --------                       -------

/s/ Guido Cloetens          President, Chief Executive       March 22, 1999
------------------------    Officer and Director (Principal
    Guido Cloetens          Executive Officer)


/s/ Keith Biesinger         Director                         March 22, 1999
------------------------
    Keith Biesinger


/s/ Terri Jackson           Director                         March 22, 1999
------------------------    Secretary/Treasurer
    Terri Jackson

                                37
