Form 10QSB
period 1999-03-31
SW VENTURES INC
filed 1999-05-13
CIK 1024605

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-QSB
            Quarterly Report Under Section 13 or 15(d)
              of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999
                 Commission file number 000-24623

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file
such reports) Yes [ x ] No [   ], and (2) has been subject to such filing
requirements for the past 90 days. Yes [X ]   No [  ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of March 31, 1999 the issuer had outstanding 3,416,066 shares of its Common Stock, $0.001 par value.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

     The unaudited financial statements of SW Ventures, Inc., a Nevada corporation (the "Company"), as of March 31, 1999 were prepared by Management and commence on the following page. In the opinion of Management the financial statements fairly present the financial condition of the Company.



                         SW Ventures Inc.
                    Unaudited Balance Sheets
            For the Three Months Ended March 31, 1999

Balance Sheet at March 31, 1999 and December 31, 1998

Statement of Operations for the three months ended March 31, 1999 and March 31, 1998

Statement of Cash Flows for the three months ended March 31, 1999 and March 31, 1998

Statement of Changes in Stockholder's Equity from May 7, 1996 to March 31,
1999

                         SW Ventures Inc.
                          Balance Sheet
            For the Three Months Ended March 31, 1999
               and the Year Ended December 31, 1998

                                                March 31    December 31
                                                   1999       1998
                                              -----------   ----------------
                                               (Unaudited)
Assets
Current Assets:
    Cash                                   $         301    $    8,900
    Accounts Receivable                            9,726         3,748
    Inventory                                        894           292
                                                ----------- ----------------
             Total Current Assets                 10,921        12,940
                                                ----------- ----------------
Mineral Property & Equipment:
   Mineral property                              144,200       144,200
   Less cost depletion                           (24,880)      (19,263)
   Office equipment                                4,291         4,291
   Less accumulated depreciation                  (1,185)         (970)
                                              -------------   --------------
             Net Mineral Property &
             Equipment                           122,426       128,258
                                              -------------  ---------------
                 Total Assets                 $  133,347    $  141,198
                                              =============  ===============
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                           $    7,773    $    4,125
   Advances from officer                             500         8,889
                                              -------------   --------------
                Total Current Liabilities          8,273        13,014

Stockholders' Equity:
   Common Stock, $.001 par value; authorized
     50,000,000 shares, issued and outstanding
      3,416,066 shares on March 31, 1999
      and 3,416,066 on December 31, 1998           3,416         3,416
   Paid-in capital                               167,268       167,268
   Accumulated deficit                           (45,610)      (42,500)
                                              -------------   --------------
               Total Stockholders' Equity        125,074       128,184
                                              -------------   --------------
Total Liabilities & Stockholders' Equity      $  133,347      $141,198
                                              =============  ===============

                        SW Ventures, Inc.
                     Statement of Operations
     For the three month period Ended March 31, 1999 and 1998

                                                Three Months Ended
                                         March 31, 1999      March 31, 1998
                                        (Unaudited)         (Unaudited)
                                         -----------------   ---------------
Oil revenue                              $       21,415      $       19,980

Oil production costs & taxes                      9,121               6,467
Cost depletion                                    5,617               2,685
General & administrative expenses                 9,572               5,824
Depreciation expense                                215                  99
                                         -----------------   ---------------
    Total expenses                               24,525              15,075
                                         -----------------   ---------------

Income (Loss) Before Income taxes                (3,110)              4,905

Income tax provision                                 -                   -
                                          -----------------  ----------------

Net Income (Loss)                        $       (3,110)     $        4,905
                                         =================   ===============

Basic and diluted net
 income (loss) per common share          $       (0.001)    $         0.002
                                         =================   ===============

Weighted average shares outstanding           3,416,066           3,092,500
                                         =================   ===============

                        SW Ventures, Inc.
                     Statement of Cash Flows
     For the three month period ended March 31, 1999 and 1998

                                              For the         For the
                                              Three Month     Three Month
                                              Period Ended    Period Ended
                                              March 31, 1999  March 31, 1998
                                              (Unaudited)     (Unaudited)
                                              --------------  ----------------

Cash flows used in operating activities:
  Net income (loss)                           $     (3,110)    $      4,905
  Adjustments to reconcile income(loss)
   to net cash used in operating activities:
     Depreciation expense & cost depletion           5,832            2,783
  Changes to operating assets & liabilities:
     Decrease (Increase)in accounts receivable      (5,978)            (921)
     (Decrease) Increase in accounts payable         3,648           (4,300)
     Decrease (Increase) in inventory                 (602)              -
                                              -------------    --------------
Net cash provided (used) by operating
  activities                                         ( 210)           2,467

Cash flows used in investing activities:
  Purchase of equipment & mineral properties             -          (45,338)
                                              --------------  ---------------
Net cash used in investing activities                    -           45,338

Cash flows provided by (used in) financing activities:
  Common stock issued for cash                           -           33,750
  Advance from officer                                 500            6,500
  Repayment of advance from officer                 (8,889)
  Offering costs for common stock issuance               -              (20)
                                              --------------  ---------------
Cash provided (used) by financing activities        (8,389)          40,230

Net increase (decrease) in cash                     (8,599)          (2,641)

Cash, beginning period                               8,900            8,424
                                              --------------  ---------------
Cash, end of period                           $        301      $     5,783
                                              ==============  ===============

No cash paid for income taxes or interest.

Supplemental non cash activities:

    Issuance of common stock for loan
      From affiliate                          $          0    $       9,000
                                              ==============  ===============

                        SW Ventures, Inc.
          Statements of Changes in Stockholders' Equity
 From May 7, 1996 (Inception) to the year ended December 31, 1998 and the three month period ended March 31, 1999

                                         $.001
                                         Par value
                             Common      Common                Accumu-
                             Stock       Stock      Paid-in    lated      Total
                             Shares      Amount     Capital    Deficit    Equity
                             ----------- ---------- ---------- ---------- ----------
Shares issued to founders
 on May 7, 1996               1,475,000  $   1,475  $   9,525  $     -    $  11,000

Shares issued for legal fees
 (securities registration)
  on May 7, 1996                115,000        115        735        -          850

Shares issued for cash on
 December 6, 1996               260,000        260     12,740        -       13,000

Net loss for the period from
 May 7, 1996 (inception)
  through December 31, 1996                                      (14,728)   (14,728)
                             ----------- ----------  ---------- --------- ----------
Balances, December 31, 1996   1,850,000      1,850     23,000    (14,728)    10,122

Shares issued for cash
 May 16, 1997                    60,000         60      2,940         -       3,000

Shares issued for compensation
 May 16, 1997                    55,000         55      2,695         -       2,750

Shares issued for legal fees
 (securities registration)
  on May 16, 1997                35,000         35      1,715         -       1,750

Shares issued for cash (private
 placement offering) on
 September 26, 1997 net of
 offering costs of $17,600    1,000,000      1,000     81,400         -      82,400

Net loss for the year ended
 December 31, 1997                                                (31,153)  (31,153)
                             -----------  ---------  ----------  --------- ---------
Balances, December 31, 1997   3,000,000      3,000    111,750     (45,881)   68,869

Shares issued to officer upon
 conversion of loan on
   January, 1998                 90,000         90      8,910         -       9,000

Shares issued for cash (in
 private placement offering)
 net of offering costs of
 $1,976: (275,000 in April;
 27,646 in June; 23,420
 in Sept.)                      326,066        326     46,608         -      46,934

Net income for year ended
 December 31, 1998                   -          -          -        3,381     3,381
                              ----------  ---------  ----------  --------- ---------
Balance at December 31,1998    3,416,066     3,416     167,268    (42,500)  128,184

Net loss for the three
 months ended March 31, 1999         -          -          -       (3,110)   (3,110)
                              ----------  ---------  ----------  --------- ---------
Balance at March 31, 1999      3,416,066  $  3,416   $ 167,268   $(45,610) $125,074
                              ========== ==========  ==========  ========= =========

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

      QUARTERS ENDED MARCH 31, 1998 AND 1999: The Company had net loss of $3,110 its first quarter of 1999, as compared to net income of $4,904 in the first quarter of 1998. The Company had revenues from oil production for the first three months of 1999 of $21,415 compared to revenues of $19,979 in the first three months of 1998. The Company's revenues from oil production, therefore, were almost equal with only a 7% increase over the first quarter of 1999, although oil production costs and taxes increased 33% in 1999 over the first quarter of 1998, and depletion expenses more than doubled. This is due to the fact that the Company had two producing wells in its first quarter of 1999 as opposed to one producing well in the first quarter of 1998 with oil prices lower in 1999 (averaging $7.90 bbl. during the first quarter) compared
to the first quarter of 1998 (averaging $8.90 bbl).   In addition, production
is down on the Company's initial well, the Montana Berger Well #1, which averaged 3,996 bbls. per month in the first quarter of 1998 as opposed to 2,965 bbls. per month in the first quarter of 1999. The Company recognizes cost depletion based upon the production from its wells as compared to total estimated reserve quantities of the wells and therefore cost depletion levels are a function of production quantities.

      During the first three months of 1999, general and administrative expenses rose from $5,825 in 1998 to $9,573, despite a reduction in both legal/accounting fees and consulting fees between the same two first quarter periods. This increase was due to mostly to a more than $3,000 increase in the first three months of 1999 in travel expenses over the same period last year which were incurred by the Company in connection with investigating other business opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES.

     The Company has had revenues from operations in each of the last two years. The Company's cash requirements consist of its office expenditures, legal and accounting fees to comply with securities registration filing requirements, oil production taxes and expenses, and certain consulting fees. The Company relies on revenues from operations to cover its cash requirements. During the last year and the first quarter of 1999, revenues were sufficient to meet the Company's cash requirements to fund day to day operations as well as a portion of mineral property investments. The Company also relied on sales of its common stock and advances from an officer and director to fund the balance of its mineral property investments during its last fiscal year although it has not made any material purchases of property or equipment during the first quarter of 1999. The Company anticipates that it will have sufficient revenues in 1999 to fund its operations, provided it continues to receive revenues from oil production. Revenues from oil production to the Company, however, have decreased due to the significant decrease in the price per barrel of oil in the marketplace, and an increase in associated production expenses which began in the fourth quarter ended December 31, 1998. The Company expects lower oil prices to persist throughout 1999. However, the Montana Prospect Drilling Program (in which Company has a 21.25% working interest)(the "Program")has been receiving a larger than normal bonus per barrel for its low gravity, high asphalt crude oil due to a reduced supply of the same in the market. The higher than normal bonus will continue at least through the end of the Company's second quarter, if not longer.

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

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-QSB, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information.

     Subsequent to the Company's first quarter ended, on April 14, 1999, the Company executed and Asset Contribution Agreement with Bachkine & Meyer Industries S.A. ("Bachkine"), a British Virgin Islands corporation, whereby the Company will acquire certain proprietary technology from Bachkine. For additional information, see the Company's Current Report on Form 8-K and attached Exhibit, filed with the Securities and Exchange Commission on April 29, 1999, and incorporated herein be reference.)

Item 6.     Exhibits and Reports on Form 8-K.

   (a) Exhibits

No.         Description
-----       ---------------
10          Asset Contribution Agreement, incorporated by reference to Exhibit
            10 of the Company's Current Report on 8-K dated April 14, 1999 and filed on April 29, 1999

   (b) Reports on Form 8-K.

          On April 29, 1999, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission. The following items were reported on:
Item 1. Changes in Control of the Registrant; Item 2, Acquisition and Disposition of Assets; Item 5. Other Events; Item 6. Resignation of Officers and Directors; Item 7. Financial Statements and Exhibits; and Item 9. Sales of Equity Securities Pursuant to Regulation S.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              SW VENTURES, INC.
                                              (Registrant)

Date: May 13, 1999                   By:         /s/ Guido Cloetens
                                                ------------------------
                                                  Guido Cloetens
                                                  Director, President and
                                                  Chief Executive Officer