Form 10QSB
period 1999-06-30
NEW GENERATION PLASTIC INC /DE/
filed 1999-08-23
CIK 1024605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999
                        Commission file number 000-24623

                          New Generation Plastic, Inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                         13-4056896
      ---------------------------------    ----------------------------
        (State or other jurisdiction       (IRS Employer Identification
      of incorporation or organization)               Number)

                           245 Park Avenue, 39th Floor
                            New York, New York 10167
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 792-4104
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                               SW Ventures, Inc.
                          455 East 400 South, Suite 100
                           Salt Lake City, Utah 84111
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ], and (2) has been subject to such filing requirements
for the past 90 days.    Yes [X]  No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of June 30, 1999 the issuer had 11,842,768 shares of its Common Stock, $0.001 par value, outstanding.

                          New Generation Plastic, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited condensed financial statements of New Generation Plastic, Inc., a Delaware corporation (the "Company"), as of June 30, 1999 and for the three month period beginning April 1, 1999 and ending June 30, 1999 were prepared by Management and commence on the following page. In the opinion of Management, the condensed financial statements include all adjustments which are necessary in order to make the financial statements not misleading and fairly present the financial condition of the Company.

                          New Generation Plastic, Inc.
                     Index to Condensed Financial Statements

                                                                        Page No.
                                                                        --------

Condensed Balance Sheets at June 30, 1999 and
December 31, 1998.....................................................

Condensed Statement of Operations for the six
months ended June 30, 1999 and June 30, 1998..........................

Condensed Statement of Operations for the three
months beginning April 1, 1999 and ended June 30,
1999 and the three months beginning April 1, 1998
and ended June 30, 1998...............................................

Condensed Statement of Cash Flows for the six
months ended June 30, 1999 and the six months
ended June 30, 1998...................................................

                          New Generation Plastic, Inc.

                            Condensed Balance Sheets
                     For the Six Months Ended June 30, 1999
                      and the Year Ended December 31, 1998

                                                                       For the six months                    For the year
                                                                             ended                               Ended
                                                                         June 30, 1999                     December 31, 1998
                                                                         -------------                     -----------------
                                                                          (unaudited)
Assets:

     Cash                                                                        43,227                              8,900

     Accounts Receivable                                                              0                              3,748

     Inventory                                                                        0                                292

     Fixed Assets                                                                     0                            128,258

     Prepaid Expenses                                                            86,455                                  0

     Other Assets                                                             1,934,376                                  0
                                                                          -------------                      -------------

Total Assets                                                                  2,064,058                            141,198
                                                                          =============                      =============
Liabilities & Stockholders' Equity:

     Accounts Payable                                                           415,000                              4,125

     Due to Shareholder (Note 3)                                              1,426,192                              8,889
                                                                          -------------                       ------------
Total Liabilities                                                             1,841,192                             13,014

Stockholders' Equity:

         Common Stock, $0.001 par value; 50,000,000                              11,843                              3,416
         authorized, 11,842,768 and  3,416,066 issued and
         outstanding on June 30, 1999 and on December 31,
         1998, respectively.

         Preferred Stock; 1,000,000 authorized, 0 issued and                          0                                N/A
         outstanding on June 30, 1999.

         Add'l Paid in Capital                                                  847,190                            167,268

         Retained Earnings(Deficit)                                            (636,167)                           (42,500)
                                                                           -------------                      -------------
     Total Stockholders' Equity                                                 222,866                            128,184

Total Liabilities &
 Stockholders' Equity                                                         2,064,058                            141,198
                                                                           =============                      =============

                          New Generation Plastic, Inc.

              Condensed Statement of Operations for the six months
                      ended June 30, 1999 and June 30, 1998

                                                                                Six months                    Six months
                                                                                   Ended                        Ended
                                                                               June 30, 1999                June 30, 1998
                                                                               -------------                -------------
Operating Expenses

     General and Administrative                                                     580,016                          6,750

     Depreciation, Depletion and Amort.                                                 286                            313
                                                                                -----------                    -----------

                                                                                    580,302                          7,063
                                                                                -----------                    -----------
Income(Loss) from Continuing
 Operations                                                                        (580,302)                        (7,063)
Income(Loss) from Discontinued
 Operations (Note 5)                                                                  9,114                         18,588
Income(Loss) on Sale of Discontinued
Operations                                                                          (22,479)                             0
                                                                                ------------                   -----------

Income(Loss) before Taxes
 Operations                                                                        (593,667)                        11,525
                                                                                ------------                   -----------
Taxes                                                                                     0                              0
                                                                                ------------                   -----------

Net Income(Loss) After Taxes                                                       (593,667)                        11,525
                                                                                ============                   ===========

Earning per Share from Continuing
 Operations                                                                         (0.0490)                       (0.0021)
Earnings per Share from Discontinued
 Operations                                                                         (0.0011)                        0.0054

                          New Generation Plastic, Inc.

        Condensed Statement of Operations for the three months beginning
               April 1, 1999 and ended June 30, 1999 and the three
             months beginning April 1, 1998 and ended June 30, 1998

                                                                              Three months                  Three months
                                                                                beginning                     beginning
                                                                              April 1, 1999                 April 1, 1998
                                                                                  Ended                         Ended
                                                                              June 30, 1999                 June 30, 1998
                                                                              -------------                 -------------
Operating Expenses

     General and Administrative                                                     573,679                         4,761

     Depreciation, Depletion and Amort.                                                  72                           313
                                                                                -----------                   -----------

     Total                                                                          573,751                         5,074

Income(Loss) from Continuing
 Operations                                                                        (573,751)                       (5,074)
Income(Loss) from Discontinued
 Operations (Note 5)                                                                  5,673                         7,075
(Loss) on sale of Discontinued
 Operations                                                                         (22,479)                            0
                                                                                ------------                  -----------

Net Income(Loss) before Taxes                                                      (590,557)                        2,001
                                                                                ------------                  -----------

Taxes                                                                                     0                             0
                                                                                ------------                  -----------

Net Income After Taxes                                                             (590,557)                        2,001
                                                                                ============                  ===========

Earnings per Share from Continuing                                                  (0.0484)                      (0.0015)
Operations
Earning per Share from Discontinued                                                 (0.0014)                       0.0021
Operations

                          New Generation Plastic, Inc.

           Condensed Statement of Cash Flows for the six months ended
              June 30, 1999 and the six months ended June 30, 1998

                                                                        Period Ended                     Period Ended
                                                                       June 30, 1999                    June 30, 1998
                                                                       -------------                    -------------
Cash flows from operating
activities:
      Net Income (Loss)                                                    (593,667)                         11,525

      Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Deprec., deplet. and amort.                                            286                           8,528

      Changes in assets and
      liabilities:
          Accounts receivable                                                 3,748                          (4,267)

          Inventories                                                           292

          Other current assets                                              (86,455)

          Other assets                                                   (1,934,376)

          Accounts payable and accrued                                      410,875                          (4,161)
          expenses                                                       -----------                     -----------

          Net cash provided by
          operating activities                                           (2,199,296)                         11,355

Cash Flows from Investing
Activities (Purchase) of Mineral
Interests and Fixed Assets                                                        0                          72,213)
                                                                         -----------                     -----------

Cash flows from financing
activities:

      Shareholder Loans                                                   1,417,303                               0

      Purchase of Common Stock                                              688,349                          52,540

      Sale of Fixed Assets                                                  127,971                               0
                                                                         -----------                     -----------

         Net cash provided by                                             2,223,623                          52,540
         financing activities

Net increase in cash and cash                                                34,327                          (8,318)
equivalents

Cash and cash equivalents,                                                    8,900                           8,424
beginning of period

Cash                                                                         43,227                             106
                                                                        ============                     ===========

                          New Generation Plastic, Inc.
                     Notes to Condensed Financial Statements

1.  ORGANIZATION

         New Generation Plastic, Inc. (the "Company") was organized on April 14, 1999 under the laws of the State of Delaware. On June 10, 1999, SW Ventures Inc. ("SWV") was merged into the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

         The interim statements are unaudited, but include all adjustments, which consist of only normal recurring accruals, that management considers necessary to fairly present the results for the interim periods. Results for interim periods are not necessarily indicative of results for a full year. The year end balance sheet data was derived from audited financial statements, but, as presented here, does not include all disclosures required by generally accepted accounting principles.

        a.  USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at end of the period and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b. CASH AND CASH EQUIVALENTS

                  The Company considers all highly liquid investments with maturities of less than three months to be cash equivalents.

         c. INVENTORIES

                  Inventories are stated at the lower of cost (first-in, first-out) or market.

         d.  RESEARCH AND DEVELOPMENT COSTS

                  The Company is currently expensing all costs incurred in connection with the development and creation of a 150kg/hour pilot plant.

         e.  INTANGIBLE ASSETS

                  Intangible assets consist of the cost associated with the purchase of the patents, which patents and related tangible and intangible assets and liabilities were contributed to the Company in exchange for stock. No amortization deductions have been claimed.

         f.  PROPERTY AND EQUIPMENT

                  Property and equipment are stated at cost. Costs of major additions and improvements are capitalized and replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations as incurred.

                  When an asset is sold, retired or otherwise disposed of, the cost of the property and equipment and the related accumulated depreciation are removed from the respective accounts, and any resulting gains or losses are reflected in operations.

                  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized over the term of the lease.

         g.  INCOME TAXES

                  As there can be no reasonable assurance that the Company will generate sufficient income to utilize the net operating loss, no benefit has been claimed.

3.  LIABILITIES

         The Accounts Payable consists of $225,000 for consulting fees due to BAMI (as defined below) and $190,000 for unbilled legal fees.

         Bachkine & Meyer Industries, S.A. ("BMI"), the majority shareholder of the Company, has been advancing monies to the Company pursuant to a Line of Credit Agreement. The balance of such advances as of June 30,

1999 is $1,426,192. Presently, no interest has been charged on these amounts. BMI has indicated that these amounts will not be due for at least 12 months, unless the Company wishes to prepay. Effective July 1, 1999, BMI will begin charging interest on the advances to the Company at commercially reasonable interest rates.

4. RELATED PARTY TRANSACTIONS

         In addition to the Line of Credit Agreement discussed above, B.A.M.I. Consulting, S.A. ("BAMI"), a British Virgin Islands corporation, and an affiliate of BMI is entitled to receive a monthly management consulting fee of $75,000. For the period ended June 30, 1999, $225,000 (three months' fees) of such fee has been accrued as general and administrative expense, but has not yet been paid. B.A.M.I. Consulting, S.A. has agreed that it will not seek payment until the Company has sufficient cash to meet its needs.

         In the event that the Company raises in excess of $10,000,000 in capital, BMI may seek reimbursement of certain costs incurred by BMI prior to 1999 associated with the NGP Assets, which amount may exceed $750,000.

5.  DISCONTINUED OPERATIONS

         On June 10, 1999, SWV contributed all of its assets and liabilities relating to its oil and gas activities to a then wholly owned subsidiary, SW Oil & Gas Company, a Nevada corporation ("SWV Oil"). Mr. Guido Cloetens, the then majority shareholder of SWV purchased all of the outstanding shares of SWV Oil from the Company in exchange for a promissory note in the total principal amount of $90,000, plus assuming certain debt of the Company in the amount of $15,880, for a total purchase price of $105,880.

                          New Generation Plastic, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PLAN OF OPERATION

         The Company is the successor to SW Ventures, Inc., a Nevada corporation ("SWV"). As a result of the Oil Asset Disposition (as defined below) and the Reorganization (as defined below), the Company is no longer involved in the oil and gas business and those operations are being accounted for as a discontinued operation. The Company's business is now solely focused on the commercialization of a patented process for processing two or more discrete plastic polymers (the "NGP Process"). The NGP Process is believed to be capable of producing commercially usable plastic polymers from a mixed stream of discrete virgin polymers or waste plastic. To date the Company has not realized any revenue from any business or operations relating to the NGP Process.

         Change of Control. In April, 1999, SWV and Mr. Guido Cloetens, its then majority stockholder, entered into an agreement (the "Asset Contribution Agreement") with Bachkine & Meyer Industries, S.A., a British Virgin Islands corporation ("Bachkine" or "BMI") whereby SWV acquired from BMI all of the assets and related liabilities (the "NGP Assets") pertaining to the NGP Process in exchange for an approximately 98% equity interest in the resultant reorganized and reincorporated company, renamed New Generation Plastic, Inc. (the "Company" or "NGP")

         SWV also agreed, as a condition precedent to the Asset Contribution Agreement that it would (a) effect a disposition and/or distribution of all of its oil and gas assets and the satisfaction of all of its liabilities related thereto (the "Oil Asset Disposition"); (b) effect (i) a one-for-fifteen reverse stock split of the SWV common stock, (ii) the reincorporation of SWV as a Delaware corporation, and (iii) a name change of SWV to New Generation Plastic, Inc. (the "Reorganization"); and (c) solicit its shareholders' approval of the foregoing as well as the issuance of shares of Common Stock to BMI representing 98% of the then issued and outstanding shares of Common Stock in exchange for the NGP Assets.

         On June 10, 1999, the proposed transactions were consummated and (a) the corporate existence of SWV as a

Nevada corporation ceased and it merged into and became part of the Company, and
(b) the officers and directors of SWV resigned and the present officers and directors of the Company were elected. In addition, for every 15 shares of SWV Common Stock owned of record, each then existing holder of SWV Common Stock became a holder of one share of Common Stock. On June 11, 1999, trading in the common stock of the Company commenced on the OTCBB under the new symbol "NGPX."

         The Oil Asset Disposition was accomplished by the contribution by SWV of all of its oil and gas related assets and liabilities to a wholly owned subsidiary, SW Oil & Gas Company ("SW Oil"), a Nevada Corporation. Mr. Guido Cloetens, the former President and majority shareholder of SWV purchased all of the stock of SW Oil from the Company in exchange for a promissory note (the "Note") of Mr. Cloetens in the principal amount of $90,000. The Note is due on December 8, 1999 and the Company holds 15,000 shares of the common stock of the Company as security for the payment of the Note.

         Currently, a 30 kg/hr NGP Process prototype unit (the "BT-30" unit) is being tested by Pole Europeen de Plasturgie ("PEP"), an independent French plastics research group. The scope of the research and testing activities coordinated with PEP will include the testing of the relevant parameters of the NGP Process, the BT-30 unit, and the resulting compounds from mixed plastic waste, as well as mixed virgin plastic. The Company estimates that the research program with the PEP will require the expenditure of approximately $175,000 in the next twelve months.

         Assuming sufficient funding is available in the next twelve months, it is anticipated that the Company will:

     (i) Complete the initial testing of the NGP Process, BT-30 unit and the initial compounds at the PEP;

     (ii)   Order, install and operate the 150 kg/hour pilot plant;

     (iii)  Fabricate a 1000 kg/hour full capacity integrated NGP Process unit;

     (iv) Design and fabricate a North American based NGP Process prototype unit;

     (v) Investigate alternative manufacturers for NGP Process units and plants;

     (vi) Pursue joint venture and/or co-development programs with industrial companies or organizations; and

     (vii) Develop additional research programs and investigate government subsidies both in Europe and the United States.

          The Company expects to hire additional employees in the next twelve months. The Company is actively seeking executive management personnel and expects to hire technical and engineering staff once sufficient capital is available

         Financing. The Company is currently engaged in a private offering of no less than 833,334 ($5 million) and up to 2,500,000 shares of Common Stock at $6.00 per share ($15 million) (the "Private Offering"). The Private Offering is offered in the United States only to "accredited investors" as that term is defined in Regulation D under the Securities Act of 1933 and outside of the United States pursuant to Regulation S under that Act only to investors meeting certain eligibility criteria. The purpose of the Private Offering is to raise the capital necessary to fund the Company's initial operations and to cover the expenses of effectuating the commercialization of the NGP Process.

         The Company has been financing its activities under a Line of Credit Agreement with BMI, pursuant to which BMI has advanced approximately $1,426,192 to the Company through the second quarter of 1999. The Company estimates that it will require approximately $5,000,000 over the next twelve months. The Company anticipates that the cash necessary to meet these expenses will be provided by the proceeds of the Private Offering, joint venture arrangements and/or from continued advances from BMI. There can be no assurance, however, that sufficient funds will be available from any or all of these anticipated sources or otherwise. If insufficient funds are available to complete all of the activities, Management will determine which of the activities the Company will complete. In addition, the Company hopes to realize revenues in the next twelve months, but does not expect that such revenues will be sufficient to meet the Company's operating capital requirements.

                          New Generation Plastic, Inc.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         On June 10, 1999, the Company completed a series of transactions, including, the one-for-fifteen reverse stock split of the then outstanding common stock of SWV (the "Reverse Split"), the merger of SWV into NGP resulting in the reincorporation of the Company in Delaware (the "Delaware Merger"), and the issuance of 11,580,000 post split shares of the Company's common stock to BMI in exchange for the contribution of the NGP Assets (the "NGP Contribution"). As a result of the Reverse Split, the number of then existing outstanding shares of common stock of SWV was reduced from 3,416,066 to 227,768 held by 40 shareholders of record. The relative terms of shares of common stock were not altered by the Delaware Merger, except that the rights of the shareholders are now governed by Delaware law.

         As a result of the transactions contemplated by the NGP Contribution, 11,580,000 shares of the Company's common stock were issued to BMI, 20,000 shares were issued to ET International Ltd., a corporation controlled by Guido Cloetens, and 15,000 shares were issued to Guido Cloetens. On June 11, 1999, trading in the common stock of the Company commenced on the OTCBB under the new symbol "NGPX." As of June 30, 1999, the Company had 11,842,768 shares of common stock outstanding out of the 50,000,000 shares that are authorized. In addition, the Company is authorized to issue 1,000,000 shares of preferred stock with such terms as the Board of Directors may determine.

Item 3   Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 26, 1999, the Company distributed to its shareholders a Notice of a Special Meeting of the Shareholders that was held on June 8, 1999 in Salt Lake City, Utah. Each shareholder was provided with a Proxy Statement that described the proposed transactions and asked the shareholder to vote in favor of the following proposal:

                  To approve a reverse stock split, reincorporation of the Company from the State of Nevada to the State of Delaware and the recapitalization of the Company, including the sale of the Company's oil related assets to an affiliate and the acquisition of other assets comprising a new business operation for the Company in consideration of the issuance of shares of common stock on a post reverse split basis representing 98% of the then issued and outstanding shares of common stock.

         A quorum was present in person or by proxy and the foregoing proposal was approved by a vote of 2,794,066 in favor and none against.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)

         Exhibit No.     Exhibit
         -----------     -------------------------------------------------------
           99.1          Line of Credit Agreement, dated as of April 15, 1999,
                         by and between New Generation Plastic, Inc. and Bachkine & Meyer Industries, S.A.

           99.2 Consulting Agreement, dated as of April 15, 1999, by and between New Generation Plastic, Inc. and B.A.M.I. Consulting, S.A.

         (b} Reports on Form 8-K - On July 22, 1999, the Company filed a report on Form 8-K to report the completion of the reorganization and recapitalization of the Company on June 10, 1999 and the initiation of trading on June 11, 1999 of the Company's common stock under the new symbol "NGPX" on the OTCBB.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    New Generation Plastic, Inc.
                                    (Registrant)


Date: August 23, 1999               By: /s/ Jacques Mot
                                    ---------------------------
                                    Jacques Mot
                                    Chairman and Chief Executive
                                    Officer



                                    By: /s/ Elliot H. Levine
                                    --------------------------
                                    Elliot H. Levine
                                    Interim Chief Financial
                                    Officer