Form 10QSB
period 1999-09-30
NEW GENERATION PLASTIC INC /DE/
filed 1999-11-15
CIK 1024605

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999
                        Commission file number 000-24623

                          New Generation Plastic, Inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     13-4056896
   ----------------------------                -----------------------------
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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X ] No [ ]

         As of November 10, 1999 there were 11,842,768 shares of the issuer's Common Stock outstanding.

===============================================================================

                          New Generation Plastic, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The unaudited condensed financial statements of New Generation Plastic, Inc., a Delaware corporation (the "Company"), as of September 30, 1999 and for the three month period and nine month period ending September 30, 1999 were prepared by Management. In the opinion of Management the condensed financial statements include all adjustments which are necessary to fairly present the financial condition of the Company at September 30, 1999 and for the periods presented.

                          New Generation Plastic, Inc.
                         Condensed Financial Statements


         Condensed Balance Sheets at September 30, 1999 and December 31, 1998

         Condensed Statement of Operations for the nine months ended September 30, 1999 and September 30, 1998

         Condensed Statement of Operations for the three months beginning July 1, 1999 and ended September 30, 1999 and the three months beginning July 1, 1998 and ended September 30, 1998

         Condensed Statement of Cash Flows for the nine months ended September 30, 1999 and the nine months ended September 30, 1998

                          New Generation Plastic, Inc.

                            Condensed Balance Sheets



                                                                      September 30, 1999                   December 31, 1998
                                                                      ------------------                   -----------------
                                                                         (unaudited)

Assets:
Cash                                                                             77,225                              8,900

Accounts Receivable                                                                   0                              3,748

Inventory                                                                             0                                292
Fixed Assets                                                                          0                            128,258
Prepaid Expenses                                                                221,291                                  0
Other Assets                                                                  1,934,376                                  0
                                                                          -------------                      -------------
Total Assets                                                                  2,242,898                            141,198
                                                                          =============                      =============
Liabilities & Stockholders' Equity:
     Accounts Payable                                                           714,718                              4,125
     Due to Shareholder                                                       1,927,432                              8,889
                                                                          -------------                       ------------
Total Liabilities                                                             2,642,150                             13,014
Stockholders' Equity:

         Common Stock, $0.001 par value; 50,000,000                              11,843                              3,416
         authorized, 11,842,768 and  3,416,066 issued and
         outstanding on September 30, 1999 and on December
         31, 1998, respectively.

         Preferred Stock; 1,000,000 authorized, none issued or
         outstanding on September 30, 1999.                                           0                                N/A

         Add'l Paid in Capital                                                  847,190                            167,268

         Retained Earnings (Deficit)                                         (1,258,285)                           (42,500)
                                                                         ---------------                      -------------
                    Total Stockholders' Equity                                 (399,252)                           128,184


Total Liabilities &
 Stockholders' Equity                                                         2,242,898                            141,198
                                                                          =============                      =============


                          New Generation Plastic, Inc.

              Condensed Statement of Operations for the nine months
                 ended September 30, 1999 and September 30, 1998



                                                                                Nine months                  Nine months
                                                                                   Ended                        Ended
                                                                            September 30, 1999            September 30, 1998
                                                                            ------------------            ------------------


Operating Expenses


     General and Administrative                                                   1,230,658                         14,112
     Depreciation and Amortization                                                      286                            528
                                                                                -----------                    -----------
                                                                                  1,230,944                         14,640
                                                                                -----------                    -----------
Income (Loss) from Continuing
 Operations                                                                      (1,230,944)                       (14,640)
Income (Loss) from Discontinued
 Operations                                                                           9,114                         26,327
Income (Loss) on Sale of Discontinued
 Operations                                                                         (22,479)                             0
                                                                                ------------                   -----------

Income (Loss) before Taxes
 Operations                                                                      (1,244,039)                        11,687
                                                                                ------------                   -----------
Taxes                                                                                     0                              0
                                                                                -----------                    -----------
Net Income (Loss) After Taxes                                                    (1,244,039)                        11,687
                                                                                ============                   ===========

Earning per Share from Continuing
 Operations                                                                         (0.1039)                       (0.0043)
Earnings per Share from Discontinued
 Operations                                                                         (0.0011)                        0.0077



                          New Generation Plastic, Inc.

      Condensed Statement of Operations for the three months beginning July
            1, 1999 and ended September 30, 1999 and the three months
               beginning July 1, 1998 and ended September 30, 1998





                                                                          Three months beginning       Three months beginning
                                                                               July 1, 1999                 July 1, 1998
                                                                                  Ended                         Ended
                                                                            September 30, 1999           September 30, 1998
                                                                            ------------------           ------------------


Operating Expenses


     General and Administrative                                                     650,372                         7,363
     Depreciation and Amortization                                                        0                           215
                                                                                          -                           ---
     Total                                                                          650,372                         7,578
Income (Loss) from Continuing
 Operations                                                                        (650,372)                       (7,578)
Income (Loss) from Discontinued
 Operations                                                                               0                         7,740
(Loss) on sale of Discontinued
 Operations                                                                               0                             0
                                                                                      -----                   -----------


Net Income (Loss) before Taxes                                                     (650,372)                          162
                                                                                ------------                     --------
Taxes                                                                                     0                             0
                                                                                -----------                   -----------
Net Income After Taxes                                                             (650,372)                          162
                                                                                 ===========                    =========
Earnings per Share from Continuing Operations                                       (0.0549)                      (0.0022)
Earning per Share from Discontinued Operations                                            0                        0.0023
                                                                                 ===========                    =========


                          New Generation Plastic, Inc.

         Condensed Statement of Cash Flows for the nine months ended September
             30, 1999 and the nine months ended September 30, 1998



                                                                                Period Ended                     Period Ended
                                                                             September 30, 1999               September 30, 1998
                                                                             ------------------               ------------------


Cash flows from operating activities:
      Net Income (Loss)                                                           (1,244,039)                         11,687

      Adjustments to reconcile net income to net cash provided by operating activities:
          Deprec., deplet. and amort. ..                                                 286                          13,859
      Changes in assets and liabilities:
          Accounts receivable                                                          3,748                          (5,011)
          Inventories                                                                    292                             799
          Other current assets                                                      (231,296)                           (111)
          Other assets                                                            (1,934,376)                             --
          Accounts payable and accrued expenses                                      710,593                          (8,864)
                                                                                     -------                     ------------





          Net cash provided by operating activities                               (2,695,062)                         12,359
Cash Flows from Investing Activities (Purchase) of Mineral
Interests and Fixed Assets                                                                 0                         (72,213)
                                                                                 -----------                    -------------
                                                                                           0                         (72,213)
Cash flows from financing activities:
      Shareholder Loans                                                            1,947,058                               0
      Purchase of Common Stock                                                       688,349                          55,934
      Sale of Fixed Assets                                                           127,971                               0
                                                                                 -----------                    -------------
          Net cash provided by financing activities                                2,763,387                          55,934
Net increase in cash and cash equivalents                                             68,325                          (3,920)
Cash and cash equivalents, beginning of period                                         8,900                           8,424
Cash                                                                                  77,225                           4,504
                                                                                ============                   =============


                          New Generation Plastic, Inc.
                     Notes to Condensed Financial Statements

1.  ORGANIZATION

         New Generation Plastic, Inc. (the "Company") was organized on April 14, 1999 under the laws of the State of Delaware. On June 10, 1999, SW Ventures Inc. ("SWV") was merged into the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         d.  RESEARCH AND DEVELOPMENT COSTS

            The Company is currently expensing all costs incurred in connection with the development and creation of a 150kg/hour pilot plant and a 1,000 kg/hour industrial unit.

         e.  INTANGIBLE ASSETS

            Intangible assets consist of the costs associated with the purchase of the patents, which patents and related tangible and intangible assets and liabilities were contributed to the Company in exchange for stock. No amortization deductions have been claimed.

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

3.  LIABILITIES

         The Accounts Payable consists of $450,000 for consulting fees due to BAMI (as defined below) and $239,718 for unpaid legal fees.

         Bachkine & Meyer Industries, S.A. ("BMI"), the holder of a majority of the outstanding Common Stock of the Company, has been advancing monies to the Company pursuant to a Line of Credit Agreement (the "LC Agreement"). The balance of such advances, including accrued interest, as of September 30, 1999 is $1,955,686. The LC Agreement provides that such amount is due on demand by BMI. BMI has agreed in the LC Agreement not to demand payment of such amount until after July 15, 1999 unless there is a default by the Company. Effective July 1, 1999, BMI began charging interest on the advances to the Company at a rate of 8% per annum.

4.       RELATED PARTY TRANSACTIONS

         In addition to the LC Agreement referred to above, B.A.M.I. Consulting, S.A. ("BAMI"), a British Virgin Islands corporation, that is an affiliate of BMI, is entitled to receive a monthly management consulting fee of $75,000. For the period ended September 30, 1999, $450,000(representing six months' of such fees)has been accrued as a general and administrative expense, but has not yet been paid. B.A.M.I. Consulting, S.A. has agreed that it will not seek payment of such amount until the Company has positive cash flow.


5.  DISCONTINUED OPERATIONS

         On June 10, 1999, SWV contributed all of its assets and liabilities relating to its oil and gas activities to a then wholly owned subsidiary, SW Oil & Gas Company, a Nevada corporation ("SW Oil"). Mr. Guido Cloetens, the then majority shareholder of SWV, purchased all of the outstanding shares of equity of SW Oil from the Company in exchange for his promissory note in the total principal amount of $90,000, plus the assumption of certain debt of SWV in the amount of $15,880, for a total purchase price of $105,880.

New Generation Plastic, Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation.

PLAN OF OPERATION

         The Company, a Delaware corporation, is a development stage company and the successor to SW Ventures, Inc., a Nevada corporation ("SWV"). As a result of the Oil Asset Disposition (as defined below) and the Reorganization (as defined below), the Company is no longer involved in the oil and gas business and those operations are being accounted for as a discontinued operation. The Company's business is now solely focused on the commercialization of a patented process for processing two or more discrete plastic polymers (the "NGP Process"). The Company believes the NGP Process is capable of producing commercially usable plastic polymers from a mixed stream of discrete virgin polymers or waste plastic. To date the Company has not realized any revenue from any business or operations relating to the NGP Process.

         In April, 1999, SWV and Mr. Guido Cloetens, its then majority stockholder, entered into an agreement (the "Asset Contribution Agreement") with Bachkine & Meyer Industries, S.A., a British Virgin Islands corporation ("Bachkine" or "BMI") whereby SWV acquired from BMI all of the assets and related liabilities (the "NGP Assets") pertaining to the NGP Process in exchange for an approximately 98% equity interest in the resultant reorganized and reincorporated company, renamed New Generation Plastic, Inc. (the "Company" or "NGP").

         SWV also agreed, as a condition precedent, to the Asset Contribution Agreement that it would (a) effect a disposition and/or distribution of all of its oil and gas assets and the satisfaction of all of its liabilities related thereto (the "Oil Asset Disposition"); (b) effect (i) a one-for-fifteen reverse stock split of the SWV Common Stock, (ii) the reincorporation of SWV as a Delaware corporation by its merger into NGP, and (iii) a name change of SWV to New Generation Plastic, Inc. (the "Reorganization"); and (c) solicit its shareholders' approval of the foregoing as well as the issuance of shares of Common Stock to BMI representing 98% of the then issued and outstanding shares of Common Stock in exchange for the NGP Assets.

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

         Currently, a 30 kg/hr NGP Process prototype unit (the "BT-30" unit) is being tested by Pole Europeen de Plasturgie ("PEP"), an independent French plastics research group. The scope of the research and testing activities coordinated with PEP will include the testing of the relevant parameters of the NGP Process, the BT-30 unit, and the resulting compounds from mixed plastic waste, as well as mixed virgin plastic. The Company estimates that the research program with PEP will require the expenditure of approximately $175,000 in the next twelve months.

         Assuming sufficient funding is available in the next twelve months, it is anticipated that the Company will attempt to:


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



          The Company expects to hire additional employees in the next twelve months. The Company is actively seeking executive management personnel and expects to hire technical and engineering staff once sufficient capital is available.


The Company has been financing its activities under the LC Agreement with BMI, pursuant to which BMI has advanced $1,955,686 to the Company through September 30, 1999. The Company does not have sufficient funds on hand to continue its operations for more than a few months. The Company estimates that it will require the expenditure of approximately $5,000,000 through September 30, 2000 in order to fund planned activities. The Company believes that the funds necessary to meet its expenses will be provided by the proceeds of the sale of securities, any joint venture or co-development programs that the Company may enter into, if any, and from continued advances from BMI. There can be no assurance, however, that sufficient funds will be available, if at all, from any or all of these anticipated sources or otherwise. If insufficient funds are available to complete the activities, the Company will determine which of the activities will be pursued. In addition, the Company hopes to realize revenues in the next twelve months, but does not expect that such revenues will be sufficient to meet the Company's funding requirements. However, there can be no assurance that the Company will be able to realize revenues within the next twelve months. If the Company is unable to obtain sufficient funds, it may be required to cease operations.

FORWARD LOOKING STATEMENTS


The statements contained in this report which are not historical facts contain forward looking information regarding the Company's financial position, business strategy, plans, projections and future performance based on the beliefs, expectations, estimates, intentions or anticipations of management as well as assumptions made by and information currently available to the Company's management. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause the Company's actual results to differ materially from those expected by the Company including lack of funding, product development and the results of research efforts.

New Generation Plastic, Inc.

PART II - OTHER INFORMATION

Item 5.  Other Information.

         The Company declared a pro rata distribution to each holder of its common stock of record on October 14, 1999 consisting of a warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share for each four shares of common stock owned by a stockholder. Only stockholders of record as of October 14,1999 received the distribution. Warrants to purchase fractional shares will be rounded up to the next whole share. The Warrants are not exercisable until the shares purchasable upon exercise of the Warrants have been registered under the Securities Act of 1933 and expire two (2) years after the date upon which they first become exercisable.

         The Company has received notice of an opposition to its European Patent No. 0 539 534 filed by Solvay S.A. The Company is preparing its response to the opposition which will be filed with the European Patent office in early 2000. The Company believes this administrative procedure will not materially affect its patent rights.

Item 6. Exhibits and Reports on Form 8-K.

         (a) There are no exhibits required to be included with this report.

         (b} Reports on Form 8-K - None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            New Generation Plastic, Inc.
                                            (Registrant)


Date: November 15, 1999                     By: /s/ Jacques Mot
                                                ---------------------------
                                                Jacques Mot
                                                Chairman and Chief Executive
                                                Officer


                                            By: /s/ Elliot H. Levine
                                                --------------------------
                                                Elliot H. Levine
                                                Interim Chief Financial Officer