Form 10KSB
period 1999-12-31
NEW GENERATION PLASTIC INC /DE/
filed 2000-03-30
CIK 1024605

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission file number 0-24623

                          New Generation Plastic, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          13-4056896
-------------------------------                    ----------------------------
(State or other jurisdiction of                    (IRS employer identification
         incorporation)                                         no.)

245 Park Avenue, 39th Floor; New York, New York                       10167
------------------------------------------------                    ----------
    (Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number: (212) 792-4104

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

       None                                            None
-------------------                    -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share

                     ---------------------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $0.

     The aggregate value of the common stock of the Company held by non-affiliates is $14,897,369 based on the price at which the common stock was sold on February 1, 2000.

     Transitional Small Business Disclosure Format YES [ ] NO [x]
================================================================================

PART I

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

ITEM 1. DESCRIPTION OF BUSINESS.

         New Generation Plastic, Inc. ("We" or the "Company") was incorporated in the State of Delaware on April 15, 1999. We were the surviving entity in a merger which took place on June 10, 1999 with SW Ventures, Inc., a Nevada corporation organized on May 7, 1996. Since the merger, our business purpose has focused on the commercial development of our patented plastic processing technology. On January 25, 2000, the Board announced our intention to enter into an additional business involving the establishment of a European Internet Incubator network

         From its inception in May of 1996 until the date of our merger, SW Ventures, Inc. business involved seeking out and investing in various oil and gas opportunities in the Western United States. SW Ventures participation in the oil and gas business ceased on June 10, 1999 when it contributed all of its assets and liabilities relating to the oil and gas business to a wholly owned Nevada subsidiary, SW Oil and Gas Company. Immediately thereafter all of the stock of SW Oil and Gas Company was sold to Guido Cloetens, the former majority shareholder of SW Ventures, Inc., in exchange for a Promissory Note with a principal amount of $90,000 and the assumption of certain liabilities of SW Ventures, Inc. by Mr. Cloetens and SW Oil and Gas Company.

         On June 8, 1999, at a special meeting of the shareholders of SW Ventures, Inc., the following actions were approved: (a) the reverse split of the common stock of SW Ventures, Inc. (15 for 1), (b) the disposition of all of the assets and liabilities of SW Ventures, Inc. relating to its oil and gas operations to SW Oil and Gas Company, (c) the merger of SW Ventures, Inc. and

New Generation Plastic, Inc. with New Generation Plastic, Inc. as the surviving entity and (d) the issuance of 11,580,000 post split shares of common stock of New Generation Plastic, Inc. to Bachkine & Meyer Industries, S.A., a British Virgin Islands corporation, pursuant to an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended under Regulation S, in exchange for all of the assets and liabilities relating to our patented technology pursuant to the terms of the Asset Contribution Agreement by and between Bachkine & Meyer Industries, S.A. and SW Ventures, Inc. and Guido Cloetens dated as of April 14, 1999.

Proposed Restructuring

         On March 10, 2000, we announced a proposed restructuring which we believe will allow us to more effectively pursue our Internet strategy. As part of this restructuring, we recently formed a wholly owned subsidiary, New Generation Partners, Inc., in the State of Delaware.

         We expect that this recently formed subsidiary will develop and physically host a number of Internet companies primarily in Europe. We anticipate that we will develop a collaborative network of companies involved in B2B e-commerce and ventures oriented towards new emerging Internet infrastructure and wireless Internet applications.

         Subject to stockholder approval, we intend to transfer all of our assets and liabilities relating to our plastic business to another recently formed wholly owned Delaware subsidiary, NG Plastic, Inc. As part of the restructuring, we anticipate changing our name from "New Generation Plastic, Inc." to "New Generation Holdings, Inc." subject to stockholder approval and changing the name of "NG Plastic, Inc." to "New Generation Plastic, Inc.". We anticipate that the transfer of our assets and liabilities relating to our plastic business and the change of our corporate name, among other things, will be presented for a vote of our stockholders at our annual meeting which is expected to be held in April, 2000.

Plastic Business

         Our plastic blending technology enables the production of homogeneous, commercially usable polymers from a varied stream of otherwise immiscible waste plastic or virgin feedstock. To date we have not generated any revenue from our technology and have devoted our efforts to developing the technology to a commercially viable stage. We believe that our technology is unique in its ability to combine mixed plastic, including blending different polymers which are normally incompatible, into homogenous compounds (the "NGP Compounds") through a mechanical process. The NGP Compounds are created without the use of costly additives, known as compatibilizers, which link non-compatible resins. We believe that NGP Compounds can be customized to meet desired physical specifications. Moreover, our technology can utilize consumer and industrial plastic waste, as well as virgin materials. In this regard, we believe that our technology provides a solution for the processing of mixed plastic waste. Therefore, we expect that initial commercialization efforts will be focused on the recycling market.

         The core component of our technology is an integrated ultra high shearing chamber that creates in situ compatibilization of otherwise non-compatible resins and deeply microhomogenizes different polymers into a continuous amalgam. The chamber is a cylindrical structure within which a rotor with impellers turns at very high speed (peripheral tip speed ranges between 40 and 65 m/sec during final processing). The speed and timing of the motor is programmed according to the materials being processed and the nature of the compounds to be created. The mixed plastic, as a result of the friction between the plastic particles, rotor blades and chamber wall, are melted into a homogeneous blend. A sharp increase of the torque indicates that the molten mixture has reached the predetermined "gelification" level and is ready to be discharged from the chamber.

         All processing steps are computer controlled by software. Parameters for programming include temperature, rotor speed, torque variation and time. Depending on the type of mixture processed, the cycle time should last between 20 and 60 seconds and temperatures of the expulsed hot compound melt range between 180(Degree)C and 280(Degree)C.

         We believe that the finished product is significantly more processable than otherwise compatibilized or compacted mixed plastic and offers economic advantages over current plastic recycling. For example, the finished product is normally pelletized allowing it to be used in conventional plastic injection and extrusion equipment.

         We are currently operating a bench top prototype with a capacity of approximately 30 kg/hour, have finalized the plans for the creation of a 150 kg/hour pilot unit and have plans for a full commercial size unit with a capacity of 1,000 kg/hour (the "NGP Unit"). We expect that all of the above will be made available to the master licensee (See "Management's Plan of Operation - Plastic Business"). Our technology is protected by a patent that is issued or pending in 62 jurisdictions worldwide.

         We estimate that Newplast, NV and its affiliates (together, "Newplast"), the prior owner of our technology, spent in excess of $12,000,000 from 1991 to 1996 in their effort to find a commercial application for our technology. Seven prototypes were produced and tested, with the last and largest unit having a standard capacity of 350kg/hour. Newplast was forced into liquidation by their creditors in 1996. In 1998, Bachkine & Meyer Industries, S.A. bought the patent rights covering the plastic blending technology from a secured creditor and hired Bernard Dubrulle d'Ohrcel, the chief engineer in charge of the development of the prototypes for Newplast.

         The thermoplastic end product created by our technology from mixed plastic waste is expected to have physical and chemical properties that are comparable to certain virgin resins. In our opinion, current recycled mixed plastic products have poor physical and chemical properties that have limited their commercial acceptance. We expect that products using our technology will be able to produce a series of NGP Compounds with specified characteristics by controlling the mix of the recycled plastic feedstock without the use of compatibilizers. Additionally, NGP Compounds can be created from mixed virgin resins that are currently immiscible.

         Historically, virgin resins were not mixed due to the costs of chemical processes, limited miscibility of polymers and limited markets due to higher end product costs. However, over the past 10 years, polymer blends have garnered as much as a 30% market share of polymer consumption. We believe that our technology is well suited for the development of additional polymer blends and may offer an economical process for recycling those blended products.

NGP Compounds can be pelletized and easily used in standard plastic manufacturing techniques, such as injection, extrusion, extrusion/calendar, blow molding and compression molding. These pellets can then be used in a range of applications such as building materials, highway construction and sign posts, agriculture, transportation, household products, office equipment, consumer electronics, etc. The raw material costs of NGP Compounds utilizing plastic waste are expected to be approximately half of the cost of using commodity virgin resins (depending on geographic variables such as electric and labor costs, percentage content/volume/costs of the plastic waste stream and the specific resin the NGP Compounds are being compared to).

         Our Technology - Recycling Application

         For a plastic recycling application, our technology must be integrated into a three zone system. Generally, a 25,000 square foot facility is necessary for operations. The activities within each zone are as follows:

Zone One - Cleaning and Size Reduction. Within the first zone, waste plastic materials are shred, separated, washed, dried and ground to specification for the process feedstock. Material is then conveyed to silos for composition analysis and short-term storage. If necessary, the mixture can be supplemented with mono-materials and/or additives for specific applications/technical specifications.

Zone Two - NGP Unit. Within the second zone, material is transported into the ultra high shearing processing chamber. Depending on the type of mixture processed, the cycle time should last between 35 and 120 seconds. Peripheral tip speed ranges between 40 to 65 m/sec and temperatures of the expulsed hot compound melt ranges between 180(Degree)C and 280(Degree)C during final processing. The Company believes that within 20 - 60 seconds a phase change occurs, causing molecular grafting or linking (re-arranging of the various polymers) of various polymer chains, creating a homogeneous amalgam. The amalgam is then extracted by centrifugal force from the inner chamber and is forced into the reception area of a specially designed first phase extruder for temperature control and extrusion. At the end of the first stage extruder is a special filtration unit combined with an extrusion die designed to discharge the hot melt in a spaghetti-like state into the degassing chamber. The filtered and degassed hot melt is then introduced to the mouth of the second stage extruder for pelletization or direct extrusion/compression of end products.

Zone Three - Packaging. Within the third zone, the pellets are conditioned and transferred into 25 kg or larger containers to be shipped to production equipment either on site or at an off-site manufacturing facility.

         For the waste management market, our technology requires a feedstock or raw material which has been collected, transported and sorted with a maximum 30% non-plastic content (water, paper, dirt, glass, metal, etc.). The mixed plastics are typically generated from the collection of municipal solid waste, industrial (computer, electronics, automotive) waste and agricultural (film, packaging, etc.) waste.

         The integrated NGP Unit located within Zone Two can be sold to customers that already have cleaning and packaging equipment or customers that will not be using dirty plastic waste. We hope to enter into a venture or ventures with one or more partners for the purpose of commercially producing identified streams of plastic. We anticipate that such an arrangement may result in the payment of royalties to us equal to a fixed amount per kilo of production.

         Competition

         We believe that current plastic or rubber processing equipment manufacturers could compete with us through the use of new or existing technology. There are more established and better funded waste processing equipment companies that currently manufacture waste processing equipment that will compete with equipment utilizing our technology. We anticipate that one or more of those companies will be the exclusive or nonexclusive manufacturers for our NGP Units.

         While there are numerous companies involved in plastic recycling, most of these firms are focused on collection and processing rather than technology development.

         With regard to the mechanical recycling of mixed plastic there are several techniques currently being utilized by companies in the recycling industry, including:

                     Intrusion - This technique involves the use of a specially designed extruder, in which, the low melting point polymers melt from the main body of material as they are extruded through round or square profiles. The unmelted polymer flakes are used as filler. This technique involves some pre-sorting, but the commercial use of the end product is limited due to physical and chemical characteristics. Companies that utilize this process include ART (Belgium), Remaplan (Germany), Testa (France) and Hammer Plastic (United States).

                     Cyrogenefication (micronisation) - This process utilizes
                very low temperatures to create the micronisation of the feedstock into a fine powder. The fine powder is then extruded with standard plastic processing equipment. The resulting end product has better surface aspects and a more homogeneous core than the end products from intrusion. The powder can also be transformed into end products by compression molding and be used as filler with a skin made of virgin polymers. The mechanical properties of the end product utilizing this technique are generally poor, though better than intrusion. This process is also costly.

         There has been recent development work of other chemical processes in Germany and France on the treatment of plastic waste, but costs associated with these processes significantly limit market applications. Additionally, the costs of incineration and landfill disposal (the largest waste management use for plastic waste) are high and will continue to meet public resistance. New waste management processes such as thermolization and pyrolization that are attempting to take market share away from incineration (providing no toxic gas emissions) are costly which has limited their market appeal. Pyrolisis has been developed by large chemical companies to take polymers back to their original state via high temperature and high pressure causing the materials to convert to the state of synthetic oil; however, this technique is extremely costly (the end product costs between 6 to 10 times more than the price of crude oil).

         Sources and Availability of Equipment/Raw Materials

         We believe that the reclaimed plastic waste utilized as a raw material in our technology is readily available worldwide at little or no cost. In some circumstances, we believe that we may receive payment to remove the plastic waste materials we utilize.

         Most of the equipment that makes up the NGP Unit is available from various manufacturers worldwide. The processing chamber is a unique design, but we believe that it can be manufactured by any of a number of the major plastic machinery manufacturers.

         Patents and Trademarks

         Our plastic blending technology currently utilizes our U.S. Patent Number 5,891,955 issued on April 6, 1999, entitled Process for Transforming a Starting Material Containing At Least Two Different Thermoplastic Materials Into A New Homogenous Thermoplastic Material. This patent has been filed or is pending in 62 jurisdictions worldwide. The European Patent No. 92907183.5-2307 issued on September 16, 1998 was opposed by an application filed by Solvay, SA. We have retained counsel in Munich, Germany to handle the opposition and we believe that the patent will be upheld in substantially the form it was issued. A decision on Solvay's opposition to our European patent is not expected until the fourth quarter of 2000. If the challenge to our European patent is successful, it could result in a material adverse effect on our business and our financial condition.

         We have filed for the registration of the following three (3) trademarks with the United States Patent and Trademark Office:

A)        Mark:               New Generation Plastic
          App. No.:           75/628132
          App. Date:          January 27, 1999
          Status:             Filed

B)        Mark:               NewGen Plastic
          App. No.:           75/628971
          App. Date:          January 27, 1999
          Status:             Filed

C)        Mark:               NGP
          App. No.:           Not yet assigned
          App. Date:          January 27, 1999
          Status:             Filed

Each application covers the following goods and services: (a) Machinery for the Production of Plastic Material, (b) Computer Software Used for the Production of Plastic Material, (c) Plastic Material Used for Manufacturing and (d) Manufacture of Plastic Products for Others, Recycling of Mixed Waste Plastic Products for Others.

         To date none of the trademarks has been issued; however, we are diligently pursuing the applications.

         Research and Development

         We have been engaged in internal and external research and development efforts aimed at bringing our technology to a commercially viable stage. A research agreement was entered into with an independent polymer research and testing organization called Pole Europeen de Plasturgie ("PEP") located in Oyonnax, France to further analyze our technology and the NGP Compounds it produces. In addition, some of the materials produced by the our bench type prototype are being tested by Polymer Diagnostics, Inc. ("PDI") an independent testing group based in Lake Avon, Ohio. PEP and PDI were commissioned to accelerate the development and commercialization of our technology. Their objectives were to: 1) show the improved technology performance relative to conventional blending equipment, 2) show the commercial potential by processing several readily available mixed plastic waste streams and some innovative blends from virgin materials, and 3) gain process understanding to predict material properties and develop quality control software in commercial machines. In 1999, approximately $62,000 was spent on research and development with PEP and PDI.

         We expect that the research agreement with PEP will be terminated in the near future. We anticipate that the master licensee will be responsible for future research and development costs (See "Management's Plan of Operation - Plastic Business").

          Number of Employees

         We have 6 employees as of the date hereof. We anticipate that 5 of the 6 employees will become employees of our Internet subsidiary.

Internet Business

         We formed New Generation Partners, Inc., a wholly owned Delaware subsidiary in February of 2000 for the purpose of establishing an Internet Incubation Network throughout Europe. We anticipate that our Internet subsidiary will enable us to develop and physically host a number of Internet companies, which we refer to as Network Companies. We expect that by creating such an Incubation Network, we can use the collective knowledge and resources of the Network Companies and our management team to create synergies and promote growth among Network Companies.

The Internet Market

         The Internet has created a significant and abrupt shift in the way in which many companies do business. The Internet provides global connectivity and unprecedented breadth of information accessible at rapid speed and minimal cost. This low cost interconnectivity has changed how many companies communicate internally, transact business with vendors and customers and compete with firms around the world. These factors coupled with the relatively low costs associated with establishing an Internet company have led to a boom in new Internet companies.

         Nevertheless, we believe that there will be significant opportunities for new Internet companies due to the expected rise in Internet users worldwide (both individual and commercial), particularly in Europe. Currently, we estimate that the United States accounts for over 40% of worldwide Internet usage. Estimates indicate that Europe will surpass the United States in number of Internet subscribers by the end of 2001 and will account for approximately 50% of worldwide Internet usage by 2005. Combined revenues for Internet access in Europe are projected to grow from a recent estimate of $2.5 billion to almost $12 billion in 2001. It is expected that revenues generated from European e-commerce will grow from approximately $39 billion in 2000 to over $430 billion in 2003. We estimate that while there are approximately 400+ U.S. Internet related public companies, there are only 100+ such companies in Europe.

Incubation Network

         We expect our Internet subsidiary to develop and physically host a number of Internet related companies primarily in Europe. We expect that specific areas of focus will include B2B e-commerce and ventures oriented towards new emerging Internet infrastructure and wireless Internet applications. We anticipate that initial Incubation facilities will be located in London, Paris and Munich. By providing initial funding, administration, accounting and legal assistance, consulting services, marketing, technology and contacts for additional funding, we hope to enable Internet start-up companies to focus on their core business while keeping operational expenses and other distractions normally associated with start-up businesses to a minimum. We believe that Internet entrepreneurs and companies requiring funding will actively seek out our Internet subsidiary. We also expect that our Internet subsidiary will make significant investments in non-Network Companies.

Our Process

         Through our Internet subsidiary, we intend to identify opportunities at a very early stage and incubate these ideas into successful businesses. We expect that as to each prospective incubation candidate, our Internet subsidiary will analyze the markets, core business concepts, the entrepreneur's capabilities and the nature and size of the equity stake that the Internet subsidiary will receive as an "incubation fee." If the Internet subsidiary agrees to admit the Network Company to Phase I incubation, our incubator facilities will provide infrastructure for the Network Company to develop their ideas into a business plan over an initial 30-90 day period. The infrastructure will include a senior local executive who will act as a partner to the entrepreneurs and organize support in hardware, software, design, marketing assessment, financial planning and administration. We will provide our local executives with an Incubation rule book which the executive will use to guide him or her as to the criteria for admitting companies to our Incubation Network, how to develop these companies and how to network within our Internet subsidiary's entire Incubation Network. We expect that our Internet subsidiary will receive an equity stake of no less than 25% in the Network Company for this first stage of incubation.

         After the production of the business plan, our Internet subsidiary and the Network Company will agree whether to continue collaboration. If agreed, we will begin the process of verifying and refining the business plan over an additional 30-90 day period. During this period, we expect that the Internet subsidiary will provide seed capital financing to the Network Company in an amount up to $500,000. We anticipate that our Internet subsidiary will identify, contract with and pay for the services of various advisors in an effort to verify the business plan. We expect that this portion of Phase 1 incubation will yield us additional equity, the amount of which will be determined on a case by case basis.

         In the event that the business plan developed in Phase 1 is deemed viable after verification, we anticipate that we will assist the Network Company in the further development and financing of the business in what we refer to as Phase 2. A Phase 2 Network Company will be expected to obtain its own space and will no longer be physically based by our incubation facility. We anticipate that we will assist the Phase 2 Network Company in preparing for and obtaining an initial round of third party financing. We expect that we will participate in that financing in return for additional equity. We anticipate that we will continue to assist in the management of the Phase 2 Network Company and we expect that we will have representation on the Board of Directors.

Our Investment Policy

         We expect that our Internet subsidiary will follow a defined investment policy. At the present time, we anticipate that the policy will provide that 20% of available funds will be used in very early stage or Phase 1 Incubation ventures with seed investments up to $500,000 per company. We anticipate that 35% of funds will be allocated to the development of Network Companies coming out of Phase 1 incubation and slightly more mature European and North American ventures that are not Network Companies or Phase 2 ventures. We expect that the average investment in Phase 2 ventures will be $2,000,000. We anticipate that remaining funds may be invested in discrete investments in more mature businesses with higher capital requirements or Phase 3 companies. We expect that we will make a significant number of the Phase 2 and Phase 3 investments in Network Companies coming out of Phase 1. We hope to obtain active control of the companies in which we invest through shareholdings of 25% or more.

Strategic Alliances

         We are entering into agreements with Double Impact Inc. and eMarketer an affiliate of e-land, Inc. which we believe will greatly enhance our ability to provide Incubation services to Network Companies. Double Impact is a highly regarded Internet venture catalyst, providing Internet companies and entrepreneurs with a range of business development, investment and advisory services. The company targets entrepreneurial companies, corporations and investors and in assists them in formulating Internet strategy, forging partnerships, competing effectively, expanding globally and maximizing upside potential. We believe the agreement with Double Impact will provide us with a range of Internet experience and expertise, incubation development skills and analysis services which will assist us in developing protocols regarding industries and companies to invest in.

         eMarketer is a worldwide authority on online business. As a new media publisher, the company has numerous products and services. eMarketer's award-winning web site has been visited by hundreds of thousand of e-marketers, entrepreneurs, business analysts and industry experts from over 105 countries. We believe the agreement with eMarketer will provide us with significant real time research and market trend data.

Competition

         The past few years have seen the emergence of several public companies in the United States that invest broadly in promising pre-IPO Internet-related start-up companies. These publicly traded incubator companies are a blend between venture capital firms and corporate parents, assisting startups in a myriad of financial, marketing and management areas. We expect that these companies will be our chief competitors; however, there may be other entrants into the Internet incubation market that will compete with us. Two of them, CMGI and ICGE are discussed below. However, we believe that none of these U.S. companies have a specific focus on European Internet investments and incubation activities, such as we have.

         More specifically, some of our potential competitors in Europe are currently in dialogue with us to become either consultants or partners. Some of these European companies are based in Sweden. One of the reasons we are approaching these firms is due to the fact that a significant portion of the cross Atlantic Internet traffic goes through Stockholm on the European side. Additionally, Sweden has been on the cutting edge of Internet start-ups and technology.

         The following are some of the public companies already involved in pre-IPO Internet funding.

CMG Information Services, Inc. (CMGI) - Andover, Massachusetts

         Since 1995, CMGI invests, develops, acquires and operates various Internet companies. The company provides incubating services for Internet-related start-up businesses and provides capital resources. These companies, as they grow within the CMGI network, are both public and private.

         Numerous investment banks are covering CMGI with a "buy" rating. As of mid December, CMGI's publicly traded assets totaled approximately $5 billion. Many analysts believe the company's valuation over the next 18-month period will rise to over $20 billion.

         CMGI has several business units. First, the Company has majority stakes in a range of Internet-related businesses including, technology, ISP and marketing companies at various stages of development, including AltaVista, iCAST, MyWay.com, NaviNet, Adsmart, Activerse, Engage, et al. Further, CMGI is directly involved in fulfillment services (the market segment which offers integrated Web-based product fulfillment including turnkey outsourcing, telemarketing and sales/lead inquiry management) through its investment in SalesLinkCorp, which in turn has purchased major competitors.

         CMGI also has an affiliated venture capital group formed in 1995 that makes the early-stage venture transactions through three Venture funds. The synergy amongst the start-up investments with the more mature companies allows a network of relationships, experiences and management to feed off of each other and improve all of the company's future business prospects. The company offers its affiliates and network of holdings access to corporate resources, facilities collaboration, development of strategic alliances and technical access to corporate resources, technological innovation. Strategic investors include Microsoft, Intel, Sumitomo and Compaq.

Investment Capital Group (ICGE) - Wayne, Pennsylvania

         ICGE is an Internet holding company actively engaged in business-to-business e-commerce through a network of Partner Companies. It provides operational assistance, capital support, industry expertise, and a strategic network of business relationships intended to maximize the long-term market potential of more than 45 business-to-business e-commerce partner companies. The company has or had stakes in VerticalNet Inc., MatchLogic, WiseWire, and Breakaway Solutions Inc. ICGE focuses on investments in online companies that provide Internet-commerce services for businesses and suppliers. Its investors include Safeguard Scientifics Inc., General Electric Co. and Comcast Corp.

         Leveraging off of an initial $45 million start up in 1996, the company has had a series of equity and debt moneys raised to fund their investments in Internet companies. A public offering in August and a tag on private placement with IBM this summer created a pool of approximately $225 million to make additional Internet investments.

         Other parties in the marketplace include:

SafeGuard Scientific - Wayne, Pennsylvania

         Safeguard is an Internet-centric holding company that identifies, acquires, operates and manages business-to-business companies and has interests in several private equity funds. Safeguard currently focuses on companies engaged in e-commerce, e-communication, and e-business services. Safeguard Scientifics, Inc. develops and operates entrepreneurial, rapidly growing, information technology companies with an emphasis on E-Commerce, E-Business Software and Services, and E-Communications.

         Other significant companies in the incubation market are:

SOFTBANK, Inc. - Tokyo, Japan;
Rare Medium - New York;
eCompanies - Santa Monica, California;
i-Hatch Ventures - New York;
KPE - London, New York and Los Angeles'
Protege - UK and California;
Ci4net - Jersey (UK);
Dawnay Day Lander - London;
Europ@web - France;
Antfactory - London;
GorillaPark - Amsterdam;
Cell Ventures - Sweden;
Icon Medialab International - Sweden; and
Framfab - Sweden.

Employees

         Our Internet subsidiary currently has no employees. We anticipate that the number of employees will grow to 25 by the end of 2000.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

         We currently have a short term lease agreement for use of office space and conference facilities with Regus Business Center Corp. at 245 Park Avenue, 39th Floor; New York, New York 10167. The agreement is on a month to month basis at a rate of $225, plus expenses. This arrangement is sufficient to conduct the day to day operations of its business. In addition, we have a month to month arrangement with Bachkine & Meyer Industries, S.A. to utilize space in their representative office at Rue de la Rotisserie 29, Geneva, Switzerland. Currently, there is no rental paid to Bachkine & Meyer Industries, S.A. for the use of the space.

ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened. None of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to the us nor do any of the foregoing individuals have a material interest adverse to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is traded on the OTC Bulletin Board under the symbol "NGPX". The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on the OTC Bulletin Board, for all periods subsequent to our merger with SW Venture, Inc. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

             -------------------------------------- ---------- ------------
                                                    High       Low
             -------------------------------------- ---------- ------------
             4th Quarter 1999, ended 12/31/99       $8.5       $6.25
             -------------------------------------- ---------- ------------
             3rd Quarter 1999, ended 9/30/99        $8.5       $4.125
             -------------------------------------- ---------- ------------
             6/11/99 through 6/30/99                $8.25      $7.25
             -------------------------------------- ---------- ------------

DIVIDEND POLICY

         No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

HOLDERS

         There are 76 shareholders of record of the Company's common stock as of December 31, 1999.

RECENT SALES OF UNREGISTERED SECURITIES

         There have been no recent sales of unregistered securities other than those previously reported in the Company's Quarterly Report on Form 10QSB for its quarter ended June 30, 1999.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

         You should read the following plan of operation in conjunction with the financial statements and notes thereto contained elsewhere in this prospectus. The following information contains forward-looking statements which are subject to risks and uncertainties. If one or more of these risks and uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

Overview

         We are a development stage company that has not yet generated any revenue. We have decided to restructure our existing plastic business and enter into a new business involving incubation of primarily European Internet businesses. These two businesses will be carried out in two of our subsidiaries formed for those purposes. After the completion of the transactions, we will become a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

Plastic Business

         Over the course of the next twelve months, we anticipate that we will engage in the following activities:

           1. We expect that upon receipt of stockholder approval, we will complete the transfer of all assets and liabilities relative to the plastic business to a wholly owned subsidiary.

           2. We expect to identify a master licensee and enter into an exclusive master license agreement for use of our plastic technology. We anticipate that our plastic subsidiary will receive royalty payments on a per kilogram basis.

           3. We expect to maintain patent and trademark filings.

           4. We expect to provide any necessary administrative or technical assistance to master licensee with regard to our plastic technology.

         The foregoing activities reflect the fact that we will no longer be directly responsible for continuing research and development costs and capital expenditures with regard to the commercialization of selected applications for the plastic technology. We expect that the master licensee will be responsible for all such costs.

Internet Business

         Over the course of the next twelve months, we anticipate that we will engage in the following activities:

         1. We expect to identify and establish strategic partnerships with firms that provide expertise that will benefit Network Companies.

         2. We expect to establish an initial incubator site in London and additional sites in Paris and Munich.

         3. We anticipate hiring a Chief Investment Officer and Internet
Analyst.

         4. We expect to identify candidates for incubation and direct investment. It is expected that these candidates will be involved primarily in B2B e-commerce, wireless Internet, or Internet infrastructure.

         5. We anticipate entering into the initial phase of incubation with approximately 45 Network Companies.

         6. We expect that we will provide seed capital investments of up to $500,000 to approximately 18 of the initial 45 Network Companies.

         7. We anticipate that we will invest an average of $2,000,000 in 6 of the 18 Network Companies that we provide seed capital.

         8. We expect to provide seed capital of up to $500,000 each to 3 non-Network Companies (companies which are not part of our incubation program).

         9. We anticipate that we will invest an average of $2,000,000 in the initial round of third party financing of 4 non-Network Companies. We expect that this will represent approximately 30% of such initial financing for each of these non-Network Companies.

         10. We expect that we will make investments in 3 pre-initial public offering non-Network Companies with more mature Internet businesses. We expect that the average investment in each of these companies will be $5,000,000 which will represent approximately one-third of the funds raised by these companies.

                         Liquidity and Capital Resources

         As of the date of this registration statement, we have yet to generate any revenue from our business operations. Consequently, we have been solely dependent upon shareholder advances from Bachkine & Meyer Industries, S.A. to fund our cash requirements.

Plastic Business

         As of December 31, 1999, we had assets of $607,191 and liabilities of $3,337,984. For the next twelve months, we anticipate that we will require $150,000 in additional capital. We anticipate that these funds will either be provided by additional loans from Bachkine & Meyer Industries, S.A. or from the proceeds of a private placement of our equity securities. We do not plan to purchase any significant equipment in the next twelve months.

Internet Business

         Our Internet business is in its initial stage of development. This business has not generated any revenues to date and we do not expect any revenue to be generated in the next twelve months. In order to operate this business in accordance with our current business plan, we intend to raise approximately $60,000,000 in the next twelve months. We anticipate that in the next 90 days, we will raise approximately $2,000,000 to $5,000,000. We further anticipate raising an additional $55,000,000 to $60,000,000 in equity financing (private and/or public) in the next 12 months.

         We cannot guarantee that any new capital will be available to us or that adequate funds for operations will be available as or when needed, or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our proposed activities and potentially to cease operations in both the plastic and Internet businesses.

         We expect that the Internet subsidiary will commit an aggregate of up to approximately $50,000,000 to investments in Network and non-Network Companies. In addition, we expect that we will incur approximately $3,200,000 of corporate overhead expenditures for salaries, rent, expenses, and legal and accounting expenses. The anticipated expenses for establishing and operating the initial network of incubation sites will be $9,200,000. Finally, we expect that we will expend approximately $500,000 in legal, accounting and other expenses directly related to investments in non-Network Companies.

YEAR 2000

         Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company received verification from GE/Fanuc that the process control software for the NGP Technology was year 2000 compliant. The Company has not yet experienced any material year 2000 operating problems and does not expect to encounter any such problems.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are included herewith. The Company's audited Financial Statements for the period from April 15, 1999 through December 31, 1999 are set forth at the pages indicated at Item 13(a).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

         We dismissed Randy Simpson, CPA as our independent accountant as a result of the change in control on June 10, 1999. The Board of Directors selected KPMG LLP as the new independent accountants. We are not aware of any dispute or disagreement with Mr. Simpson with regard to the financial statements or accounting principles and practices. The decision to hire KPMG was made because we expected that our accounting needs would be significantly expanded and we desired a firm with an international reputation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

         The following table sets forth the names, ages and positions of our executive officers and directors:

          Name                  Age      Position and Offices with the Company
          ----                  ---      -------------------------------------

          Jacques Mot           42       Chairman of the Board of Directors

          Paul Hokfelt          46       President, Chief Executive Officer

          Elliot Levine         47       Interim Chief Financial Officer

          Marc Engel            40       Executive Vice President

          Thomas Marshall       42       Executive Vice President, Secretary and
                                         General Counsel and Director

          Marcel Rokegem        50       Director

         Jacques Mot has served as the Chairman of the Board since April of 1999 and he served as President and Chief Executive Officer from April 1999 to January 24, 2000. Mr. Mot is a founder of Bachkine & Meyer Industries, S.A. ("BMI"). Prior to the start up of BMI, Mr. Mot was an independent consultant to Unilabs Group (listed on the Nasdaq and Swiss Stock Exchanges). Mr. Mot's activities have primarily been securities related matters and investor relations.

         Mr. Mot was also a Director of Argenta & Magnum Management Company Ltd.
- Gilbratar, a company that created and marketed offshore entities. From 1987 to 1992, Mr. Mot was the General Manager and Director of Iesa Investissements S.A., a portfolio management and investment company, where he handled portfolio and investment management on a confidential basis. Mr. Mot attended the University of Lausanne, Switzerland studying economics from 1976-1979.

         Paul Hokfelt has served as our President and Chief Executive Officer since January 25, 2000. Paul is a Swedish national who has been active internationally and gained senior management experience in several European countries and the United States with service providers in the medical field. Prior to joining us, Paul was most recently a director and CEO of UCT International, a contract research organization. Additionally, he was instrumental in his role as managing director and COO in the rapid growth of Unilabs, S.A., a company he joined from its start-up and led through its trading on the Swiss Stock Exchange in April 1997. Unilabs, S.A. is a European leader in the field of medical diagnostics.

         Prior to these appointments, Paul was a senior officer with several Scandinavian financial institutions for over ten years, amongst them SEB, which specializes in the structuring of complex financing solutions. He holds a degree in Business Administration from the Stockholm School of Economics (1976).

         Elliot Levine has served as our Interim Chief Financial Officer since April of 1999. Mr. Levine is a founding member of the accounting firm of Levine & Seltzer, LLP, Certified Public Accountants. He became a member of the American Institute of Certified Public Accountants in February of 1975. Mr. Levine's work experience includes five years at Arthur Young, ten years as partner and Director of Taxes of Leslie Sufrin & Co., P.C., CPAs and seven years as senior member of Levine & Seltzer, LLP.

         Mr. Levine is a graduate of Queens College, City University of New York. During Mr. Levine's 24 years as a CPA, he has given numerous speeches and has chaired several conferences on the topic of Mergers and Acquisitions.

         Marc R. Engel has served as our Executive Vice President in charge of Business Development since April of 1999. Prior to these activities Mr. Engel was the founder and principal of 21ST Century Capital Advisors, Inc. a financial advisory firm specializing in environmental and technology company financings and business development.

         Mr. Engel was a senior advisor and vice president at Hambro Resource Development, the Hambros Bank subsidiary in New York, specializing in corporate and project finance. He has also held various national marketing and sales management positions within the construction and direct marketing industries. Marc received his B.A. from Boston College in 1980.

         Thomas R. Marshall has served as General Counsel, Executive Vice President and Secretary since August of 1999. He has also been a member of our Board of Directors since April of 1999. Prior to joining us, Mr. Marshall was counsel to the New York office of the law firm of Schnader Harrison Segal & Lewis LLP (from 1996 to 1999) where he concentrated in Taxation and Corporate and Securities law. From 1993 to 1996, he was associated with the law firm of Keck, Mahin & Cate where he performed similar duties.

         Mr. Marshall holds a BS in Business Administration from the University of Rhode Island, a JD from St. John's University School of Law and he was awarded an LLM in Taxation from the New York University School of Law.

         Marcel Rokegem has served as a Director since April, 1999. Mr. Rokegem is currently a consultant to Van Moer Santerre Group, a brokerage firm with offices in Brussels, Luxemburg and Monaco. From 1987 to 1992 he was a co-founding Partner and Director of Euro Suisse Limited London, a member of the London Stock Exchange. Mr. Rokegem was a Partner of Jessup and Lamont International Limited of London, an affiliate of Jessup and Lamont Securities Co., Inc., a member of the New York Stock Exchange from 1982 to 1987. Prior to that Mr. Rokegem served as the Partner in Charge of International Equity trading for BIARD, Hombergen, Pringiers & Co. Mr. Rokegem began his career in 1970 with Kredietbank, NV of Brussels where he was responsible for domestic and international equity trading, as well as Eurobond sales until 1980.

         Mr. Rokegem has a degree in Applied Economic Sciences for Antwerpen Jesuit University, as well as a diploma from the International Securities Marketing Association. Mr. Rokegem is fluent in Dutch, French, English and German.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our former Chief Executive Officer. None of our other officers received salary and bonus payments in excess of $100,000 during the period beginning April 15, 1999 and ended December 31, 1999.

                                              Summary of Compensation Table
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Long Term Compensation
----------------------------- ------------------------------------------- ---------------------------------------------------------
                                           Annual Compensation                      Awards                      Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             Securities
          Name and                                             Other       Restricted        Underlying       LTIP
         Principal                       Salary      Bonus     Annual        Stock          Options/SARs     Payout     All Other
          Position              Year       ($)         ($)      Comp.        Award              (#)            ($)        Comp.
          --------              ----       ---         ---      -----       -------             ---            ---       -----
Jacques Mot, CEO                1999        0(1)        0          0            0                0              0           0
-----------------------------------------------------------------------------------------------------------------------------------

-------------
(1) During 1999 we made an advance of $100,000 to induce Mr. Hokfelt to join our company as CEO. He did not begin his employment until January 25, 2000. This payment is currently being offset against salary payments owed to Mr. Hokfelt commencing on January 25, 2000. Mr. Hokfelt's current annual salary is 240,000CHF.

Employment Agreements

         We have an employment agreement with Paul Hokfelt, our President and Chief Executive Officer pursuant to which we pay him commencing January 25, 2000 an annual salary of 240,000 CHF (approximately $145,000). We also pay for all expenses relating to the lease and maintenance of Mr. Hokfelt's car including insurance and gas. We anticipate that we will adopt bonus and stock option plans in the near future and that Mr. Hokfelt will participate in these programs. The agreement is for an initial term of three years and renews automatically for additional one year terms unless either party provides written notice of termination.

         In the event that we terminate Mr. Hokfelt's employment without cause, he is entitled to receive his base salary and fringe benefits for the remainder of the then current term and his pro-rated bonus. The agreement also contains a non-competition covenant.

Compensation of Directors

         Currently members of our Board of Directors do not receive any compensation for service on our Board. We expect that a compensation plan for Directors may be adopted in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of March 27, 2000, regarding beneficial ownership of our common stock by

           - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;

           -      each of our directors;

           -      each of the named executive officers; and

           - all of our current executive officers and directors as a group.

Name of                                       Number of Shares
Beneficial Owner                              Beneficially Owned(1)          Percent of Class (1)
----------------                              ---------------------          --------------------
Bachkine & Meyer Industries, S.A.                  6,320,374                         53.39
Paul Hokfelt                                           0                                0
Jauques Mot                                            0                                0
Marcel Rokegem                                         0                                0
Thomas R. Marshall                                     0                                0
Marc R. Engel                                          0                                0
Elliot H. Levine                                       0                                0
All executive officers and directors                   0                                0
 as a group

(1) Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Bachkine & Meyer Industries, S.A, our majority shareholder, has been advancing us funds pursuant to the terms of a Line of Credit Agreement dated as of April 15, 1999. The balance of such advances as of December 31, 1999 is $2,175,186. Bachkine & Meyer did not charge interest on advances until July 1, 1999 at which time it began charging interest at the prime rate currently 8%. Bachkine & Meyer has indicated it wishes to convert all the amounts advanced under the Line of Credit Agreement into equity. The fairness of the conversion price will be determined by an independent committee of the Board of Directors established for that purpose.

         In addition to the Line of Credit Agreement discussed above, B.A.M.I. Consulting, S. A., a British Virgin Islands corporation, and an affiliate of Bachkine & Meyer is entitled to receive a monthly management consulting fee of $75,000 pursuant to the terms of a Consulting Agreement dated as of April 15, 1999. As of December 31, 1999, we owe B.A.M.I. $675,000 which we have accrued as a general and administrative expense, but have not yet paid. B.A.M.I. has indicated it wishes to convert all the amounts due under the consulting agreement into equity. The fairness of the conversion price will be determined by an independent committee of the Board of Directors established for that purpose.

ITEM 13. EXHIBITS, LIST AND REPORTS of FORM 8-K.

         (a)    The following documents are filed as part of this Form:

                1. Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial
                   Statements.

         (b)    Exhibits

                *(3)  (i)   Amended and Restated Certificate of Incorporation
                *     (ii)  By-Laws
                *(4)  (i)   Specimen Certificate for Common Stock
                *     (ii)  Form of Warrant at $6.00 expiring 2 years after
                            Commencement Date
                *     (iii) Form of Warrant at $12.00 expiring March 5, 2004
                *     (iv)  Form of Warrant at $12.00 expiring February 24, 2004
                *(10) (i)   Employment Agreement of Paul Hokfelt dated
                            January 25, 2000
                +     (ii)  Line of Credit Agreement dated as of April 15, 1999
                +     (iii) Consulting Agreement dated as of April 15, 1999
                *(21) Subsidiaries of the Registrant
                *(27) Financial Data Schedule -- FDS

--------------
* Filed herewith
+ Incorporated by reference to the Company's Form 10-QSB for the period ending
  June 30, 1999 filed on August 23, 1999.

(2)  Reports on Form 8-K
     No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

                          INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------
                                                                      Page
                                                                      ----
--------------------------------------------------------------------------------
Independent Auditors' Report                                           F-2
--------------------------------------------------------------------------------
Balance Sheet                                                          F-3
--------------------------------------------------------------------------------
Statement of Operations                                                F-4
--------------------------------------------------------------------------------
Statement of Stockholders' Equity                                      F-5
--------------------------------------------------------------------------------
Statement of Cash Flows                                                F-6
--------------------------------------------------------------------------------
Notes to Financial Statements                                          F-7
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          Independent Auditors' Report


The Board of Directors and Stockholders
New Generation Plastic, Inc.:


We have audited the accompanying balance sheet of New Generation Plastic, Inc. (a development stage company) (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from April 15, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Generation Plastic, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from April 15, 1999 (inception) through December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP

McLean, VA
March 3, 2000

                          NEW GENERATION PLASTIC, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                                                                 December 31,
                                   Assets                                           1999
                                                                                 ------------
Current assets:
    Cash                                                                         $     3,708
    Prepaid expenses                                                                 159,554
                                                                                 -----------
                   Total current assets                                              163,262
Intangible assets, net                                                               443,929
                                                                                 -----------
                   Total assets                                                  $   607,191
                                                                                 ===========
                    Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable                                                             $   487,798
    Accrued consulting expense                                                       675,000
    Due to shareholder                                                             2,175,186
                                                                                 -----------
                   Total liabilities                                               3,337,984
                                                                                 -----------
Stockholders' equity (deficit):
    Common stock, $0.001 par value; 50,000,000 shares authorized,
       11,842,761 shares issued and outstanding                                       11,843
    Preferred stock, $0.001 par value; 1,000,000 shares authorized,
       none issued or outstanding                                                         --
    Additional paid-in capital                                                       804,690
    Deficit accumulated during the development stage                              (3,547,326)
                                                                                 -----------

                   Total stockholders' equity (deficit)                           (2,730,793)
                                                                                 -----------

Commitments and contingencies
                   Total liabilities and stockholders' equity (deficit)          $   607,191
                                                                                 ===========

See accompanying notes to financial statements.

                          NEW GENERATION PLASTIC, INC.
                          (A Development Stage Company)
                             Statement of Operations

                                                                   Period from
                                                                  April 15, 1999
                                                                   (inception)
                                                                     through
                                                                   December 31,
                                                                       1999
                                                                  --------------
Operating expenses:
    General and administrative                                     $  2,046,982
    Product development                                               1,426,236
                                                                   ------------
                   Loss from operations                              (3,473,218)
Interest expense                                                        (74,108)
                                                                   ------------
                   Loss before income taxes                          (3,547,326)
Income taxes                                                                 --
                                                                   ------------
                   Net loss                                        $ (3,547,326)
                                                                   ============
Basic and diluted net loss per common share                        $      (0.30)
Shares used to compute basic and diluted net loss per
    common share                                                     11,842,761

See accompanying notes to financial statements

                                                    NEW GENERATION PLASTIC, INC.
                                                    (A Development Stage Company)
                                              Statement of Stockholders' Equity (Deficit)
                                                                 Common Stock
                                                           -------------------------     Additional
                                                           Number of                      paid-in        Accumulated
                                                             Shares         Amount        Capital          Deficit         Total
                                                           ---------        ------        -------        -----------       -----
Balance at April 15, 1999 (inception)                              --     $       --             --              --              --
Issuance of common stock to Bachkine &
    Meyer Industries, S.A.                                 11,580,000         11,580        804,953              --         816,533
Issuance of common stock in conjunction with
    merger with SW Ventures, Inc.                             262,761            263           (263)             --              --
Net loss                                                           --             --             --      (3,547,326)     (3,547,326)
                                                           ----------     ----------     ----------      ----------      ----------
Balance at December 31, 1999                               11,842,761     $   11,843        804,690      (3,547,326)     (2,730,793)
                                                           ==========     ==========     ==========      ==========      ==========

See accompanying notes to financial statements.

                                   NEW GENERATION PLASTIC, INC.
                                  (A Development Stage Company)
                                     Statement of Cash Flows
                                                                                     Period from
                                                                                   April 15, 1999
                                                                                     (inception)
                                                                                       through
                                                                                    December 31,
                                                                                        1999
                                                                                   --------------
Cash flows from operating activities:
    Net loss                                                                        $(3,547,326)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Amortization                                                                   73,270
          Changes in operating assets and liabilities:
               Increase in prepaid expenses                                            (159,554)
               Increase in accounts payable                                             487,798
               Increase in accrued consulting expense                                   675,000
                                                                                    -----------
                   Net cash used in operating activities                             (2,470,812)
                                                                                    -----------
Cash flows provided by financing activities:
    Cash received from shareholder loans                                              2,175,186
    Issuance of common stock                                                            816,533
                                                                                    -----------
                   Net cash provided by financing activities                          2,991,719
                                                                                    -----------
Cash flows used in investing activities:
    Purchase of patents                                                                (517,199)
                                                                                    -----------
                   Net cash used in investing activities                               (517,199)
                                                                                    -----------
Net increase in cash and cash equivalents                                                 3,708
Cash and cash equivalents at the beginning of period                                         --
                                                                                    -----------
Cash and cash equivalents at the end of period                                      $     3,708
                                                                                    ===========

See accompanying notes to financial statements

                          NEW GENERATION PLASTIC, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

(1)    Organization

       New Generation Plastic, Inc. (the "Company") was organized on April 15, 1999 under the laws of the State of Delaware. During June 1999, the Company exchanged 262,761 shares of its common stock for all of the issued and outstanding common stock of SW Ventures, Inc. (SWV). Concurrently, SWV changed its name to New Generation Plastic, Inc. As of the date of the merger, the net assets of the Company and SWV were determined to have nominal value. Accordingly, the transaction has been recorded at the par value of the stock exchanged.


(2)    Summary of Significant Accounting Policies

       (a)    Development Stage Enterprise

              During the period from April 15, 1999 (inception) through December 31, 1999, New Generation Plastic, Inc. devoted substantially all of its efforts to develop and market the patented technology designed to process two or more discrete plastic polymers ("NGP Process"). The Company believes the NGP Process is capable of producing commercially usable plastic polymers from a mixed stream of discrete virgin polymers or waste plastic. Its planned principal operations have not commenced.

       (b)    Cash and Cash Equivalents

              The Company considers all highly liquid investments with maturities of three months or less from the date of purchase to be cash equivalents.

       (c)    Intangible Assets

              Intangible assets consist of the costs associated with the purchase of the patents. Such patents are being amortized over their estimated useful life of five years. As of December 31, 1999, the related accumulated amortization was $73,270.

       (d)    Product Development Costs

              Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Product development costs are expensed as incurred.

       (e)    Income Taxes

              The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable

                                                                     (Continued)

                          NEW GENERATION PLASTIC, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

              income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (f)    Net Income (Loss) Per Share

              The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income
              (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. As the Company had a net loss during the period presented, basic and diluted net income (loss) per share are the same.

       (g)    Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(3)    Related Party Transaction

       Bachkine & Meyer Industries, S.A. ("BMI"), the holder of a majority of the outstanding common stock of the Company, has been advancing funds to the Company pursuant to a line of credit agreement dated April 15, 1999. As of December 31, 1999, $2,175,186 had been advanced to the Company under the terms of this agreement. Under the terms of the agreement, principal payments are due on demand after July 15, 2000. Interest is due quarterly in arrears and is based upon the prime rate; 8.0 percent as of December 31, 1999.

       In addition to the line of credit agreement discussed above, B.A.M.I. Consulting, S.A. ("BAMI"), a British Virgin Islands corporation and an affiliate of BMI, is entitled to receive a monthly management consulting fee of $75,000 in exchange for engineering expertise in the development and commercialization of the NGP Process. For the period ended December 31, 1999, $675,000 (nine months' fees) of such fee has been accrued as general and administrative expense, but has not yet been paid.

(4)    Income Taxes

       No provision for federal or state income taxes has been recorded as the Company has incurred a net operating loss since inception. As of December 31, 1999, the Company has a net operating loss carryforward available to offset future taxable income of approximately $1,426,000, which expires in 2019. The actual income tax benefit differed from the income tax benefit which would be computed based upon the statutory federal tax rates as a result of recording a valuation allowance. The valuation


                                                                     (Continued)

                          NEW GENERATION PLASTIC, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

       allowance was recorded as it is not more likely than not that the deferred tax assets will be recoverable.

       Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1999 are as follows:

Deferred tax assets/liabilities:
    Net operating loss carryforwards                           $  584,757
    Start-up costs                                                839,263
    Other                                                          30,384
                                                               ----------
                   Total deferred tax assets                    1,454,404
Less: valuation allowance                                      (1,454,404)
                                                               ----------
                   Net deferred tax assets                     $       --
                                                               ==========

(5)    Warrants

       The Company declared a pro-rata distribution to each holder of its common stock of record on October 14, 1999 consisting of a warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share for each four shares of common stock owned by the stockholder. These warrants are not exercisable until the shares purchasable upon exercise of the warrants have been registered under the Securities Act of 1933 and expire two years after the date upon which they first become exercisable. As a result of this declaration, 2,960,706 warrants were issued.

(6)    Basic and Diluted Net Loss Per Share

       The Company computes net income (loss) per share in accordance SFAS 128, Earnings Per Share, which requires certain disclosures relating to the calculation of income (loss) per common share, as follows.

                                                            Period from
                                                           April 15, 1999
                                                        (inception) through
                                                         December 31, 1999
                                                        --------------------
       Net loss                                            $ (3,547,326)
                                                           ============
       Weighted average shares of common stock
           outstanding                                     $ 11,842,761
                                                           ============
       Basic and diluted net loss
           per common share                                $      (0.30)
                                                           ============

(7)    Financial Results and Liquidity

       The Company incurred a net loss of $3,547,326 during the period from April 15, 1999 (inception) through December 31, 1999. Significant amounts of additional cash will be needed to continue the development of the NGP Process and to fund losses until the Company can achieve profitability. Based on management's proposed plan as of December 31, 1999, the Company estimates that at least $3.5 million would be required to fund the Company's operations through December 31, 2000 and that additional amounts could be required thereafter.


                                                                     (Continued)

                          NEW GENERATION PLASTIC, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1999

       While there is no assurance that funding will be available to execute the plan, the Company is continuing to seek financing to support its development efforts and is exploring a number of alternatives in this regard.

(8)    Commitments and Contingencies

       In conjunction with the incorporation of the Company, the Company entered into consulting agreements with several third parties. Under those agreements the Company is contractually obligated to issue, upon the adoption of a stock option plan, options to purchase an aggregate of 50,000 shares of the Company's common stock at exercise prices ranging from $7.50 to $9.50.

       One of the Company's European patents related to the plastic technology has been opposed by a third party. While the Company believes its patent will be upheld in substantially the form it was issued, the Company can provide no assurances that it will be successful in its patent defense. An adverse determination with respect to the enforceability of the Company's European patent could have a material adverse effect on the Company's business and financial condition.

(9)    Subsequent Events

       Effective January 25, 2000, the Board of Directors approved a change in the business model of the Company to include the incubation of Internet-related companies primarily located in Europe. As part of this restructuring, the Company formed a wholly owned subsidiary, New Generation Partners, Inc., in the State of Delaware. Through this subsidiary, the Company anticipates developing a collaborative network of Internet companies involved in business-to-business (B2B) e-commerce and ventures oriented towards new emerging Internet infrastructure and wireless Internet applications.

       Also as part of the restructuring, the Company formed another wholly owned Delaware subsidiary, NG Plastic, Inc. Subject to stockholder approval, the Company intends to transfers all the assets and liabilities relating to its plastic business to NG Plastic, Inc.

       On February 21, 2000, the Company authorized the issuance of warrants to purchase 165,000 shares of the Company's common stock at $12.00 per share on a one-for-one basis. 90,000 of these warrants expire on March 5, 2004 and 75,000 of these warrants expire on February 24, 2000. Concurrently, the Company issued 60,000 of the warrants with expiration date of March 5, 2000 to 2 shareholders. These warrants are not exercisable until the shares purchasable upon exercise of the warrants have been registered under the Securities Act of 1933.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           New Generation Plastic, Inc.
                                           (Registrant)


                                           /s/ Paul Hokfelt
                                           -------------------------------------
                                           Paul Hokfelt
                                           President and Chief Executive Officer
                                           (Chief Presiding Officer)


         In accordance with the Exchange Act, this report has been signed below on March 27, 2000 by the following persons in the capacities indicated:


                                           /s/ Paul Hokfelt
                                           -------------------------------------
                                           Paul Hokfelt
                                           President, Chief Executive Officer
                                           and Director (Principal Executive
                                           Officer)


                                           /s/ Elliot Levine
                                           -------------------------------------
                                           Elliot Levine
                                           Interim Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


                                           /s/ Thomas Marshall
                                           -------------------------------------
                                           Thomas Marshall
                                           Director and Secretary


                                           /s/ Jacques Mot
                                           -------------------------------------
                                           Jacques Mot
                                           Director and Chairman

                          New Generation Plastic, Inc.
                                List of Exhibits


*(3)  (i)   Amended and Restated Certificate of Incorporation
*     (ii)  By-Laws
*(4)  (i)   Specimen Certificate for Common Stock
*     (ii)  Form of Warrant at $6.00 expiring 2 years after Commencement Date
*     (iii) Form of Warrant at $12.00 expiring March 5, 2004
*     (iv)  Form of Warrant at $12.00 expiring February 24, 2004
*(10) (i)   Employment Agreement of Paul Hokfelt dated January 25, 2000
+     (ii)  Line of Credit Agreement by and between dated as of April 15, 1999
+     (iii) Consulting Agreement by and between dated as of April 15, 1999
*(21) Subsidiaries of the Registrant
*(27) Financial Data Schedule -- FDS

--------------
* Filed herewith
+ Incorporated by reference to the Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.