Form 10QSB
period 2000-03-31
NEW GENERATION PLASTIC INC /DE/
filed 2000-05-23
CIK 1024605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000
                        Commission file number 000-24623

                          New Generation Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                   13-4056896
   ---------------------------------            ----------------------------
    (State or other jurisdiction                (IRS Employer Identification
   of incorporation or organization)                      Number)


                           245 Park Avenue, 39th Floor
                            New York, New York 10167
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (212) 792-4104
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                          New Generation Plastic, Inc.
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed Since Last Report)


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

     As of March 31, 2000 the issuer had outstanding 11,837,828 shares of its Common Stock, $0.001 par value.

================================================================================

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements.

The unaudited financial statements of New Generation Holdings, Inc. (formerly New Generation Plastic, Inc.), a Delaware corporation (the "Company")(A Development Stage Company), as of, and for the three months ended, March 31, 2000, and for the period from April 15, 1999 (inception) through March 31, 2000, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial position, and results of operations and cash flows of the Company.

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                                      Index

Part I.  Financial Information

         Consolidated Balance Sheets as of December 31, 1999 (unaudited)
           and March 31, 2000 (unaudited)                                     1

         Consolidated Statements of Operations for the three months ended
           March 31, 2000 (unaudited) and for the period from April 15, 1999
           (inception) through March 31, 2000 (unaudited)                     2

         Consolidated Statements of Cash Flows for the three months ended
           March 31, 2000 (unaudited) and for the period from April 15, 1999
           (inception) through March 31, 2000 (unaudited)                     3

         Notes to the Unaudited Consolidated Financial Statements             4

         Management's Plan of Operation                                       8

Part II. Other Information

         Changes in Securities                                                11

         Exhibits and reports on Form 8-K                                     11

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                          Consolidated Balance Sheets



                                                                       December 31, 1999         March 31, 2000
                                                                       -----------------         --------------
                                                                                                  (unaudited)
                           Assets
Current assets:
         Cash                                                             $     3,708              $     6,651
         Prepaid expenses                                                     159,554                   62,716
Intangible assets, net                                                        443,929                  418,210
                                                                          -----------              -----------
                  Total assets                                            $   607,191              $   487,577
                                                                          ===========              ===========
            Liabilities and Stockholders' Equity

Current liabilities:
         Accounts payable                                                 $   487,798              $   360,590
         Accrued consulting expense                                           675,000                  675,000
         Due to shareholder                                                 2,175,186                2,486,750
                                                                          -----------              -----------
                  Total liabilities                                         3,337,984                3,522,340
                                                                          -----------              -----------
Stockholders' equity (deficit):
         Common Stock, $0.001 par value; 50,000,000 shares
           authorized, 11,842,761 and 11,837,828 shares
           outstanding as of December 31, 1999 and March 31,
           2000 (unaudited), respectively.                                     11,843                   11,838
         Preferred Stock, $0.001 par value; 1,000,000 shares
           authorized, none issued or outstanding                                  --                       --
         Additional paid in capital                                           804,690                1,133,045
         Deficit accumulated during the development stage                  (3,547,326)              (4,179,646)
                                                                          -----------              -----------
                  Total stockholders' equity (deficit)                     (2,730,793)              (3,034,763)
                                                                          -----------              -----------
Commitments and contingencies                                                      --                       --
                  Total liabilities and stockholders' equity              $   607,191              $   487,577
                  (deficit)                                               ===========              ===========

See accompanying notes to the financial statements.

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                                                                                    Period from
                                                                                   April 15, 1999
                                                             Three months           (inception)
                                                                 Ended                through
                                                            March 31, 2000         March 31, 2000
                                                             -------------         --------------
                                                              (unaudited)           (unaudited)
Operating Expenses
         General and Administrative                               $511,056            $2,558,038
         Product Development                                        77,147             1,503,383
                                                               -----------           -----------
                  Loss from operations                            (588,203)           (4,061,421)
Interest Expense                                                   (44,117)             (118,225)
                                                               -----------           -----------
                  Loss before income taxes                        (632,320)           (4,179,646)
Income Taxes                                                            --                    --
                  Net Loss                                       $(632,320)          $(4,179,646)
                                                               ===========           ===========
Basic and diluted net loss per common share                        $(0.05)                    --
Shares used to compute basic and diluted net loss per           11,837,828                    --
common share


See accompanying notes to financial statements.

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                     Consolidated Statements of Cash Flows

                                                                                           Period from
                                                                                          April 15, 1999
                                                                                           (inception)
                                                             Three Months Ended              through
                                                               March 31, 2000             March 31, 2000
                                                               --------------             --------------
                                                                 (unaudited)               (unaudited)
Cash flows from operating activities:
      Net Loss                                                   $(632,320)                $(4,179,646)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Amortization                                               25,719                      98,989
         Equity based compensation expense                         328,350                     328,350
         Changes in operating assets and liabilities:
             Increase in prepaid expenses                           96,838                     (62,716)
             Increase in accounts payable                         (127,208)                    360,590
             Increase in accrued consulting expense                      0                     675,000
                                                                 ---------                 -----------
             Net cash used in operating activities                (308,621)                 (2,779,433)
                                                                 ---------                 -----------
Cash flows provided by financing activities:
      Cash received from shareholder loans                         311,564                   2,486,750
      Issuance of common stock                                          --                     816,533
                                                                 ---------                 -----------
             Net cash provided by financing                        311,564                   3,303,283
                activities                                       ---------                 -----------
Cash flows used in investing activities:
      Purchase of patents                                               --                    (517,199)
                                                                 ---------                 -----------
             Net cash used in investing activities                      --                    (517,199)
                                                                 ---------                 -----------
Net increase in cash and cash equivalents                            2,943                       6,651
Cash and cash equivalents, beginning of period                       3,708                          --
                                                                 ---------                 -----------
Cash and cash equivalents, end of period                         $   6,651                 $     6,651
                                                                 =========                 ===========

See accompanying notes to the financial statements.

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

(1)      Organization

         New Generation Holdings, Inc. (formerly, New Generation Plastic, Inc.)(the "Company") was organized on April 15, 1999 under the laws of the State of Delaware. During June 1999, the Company exchanged 262,761 shares of its common stock for all of the issued and outstanding common stock of SW Ventures, Inc. ("SWV"). Concurrently, SWV changed its name to New Generation Plastic, Inc. As of the date of the merger, the net assets of the Company and SWV were determined to have nominal value. Accordingly, the transaction has been recorded at the par value of the stock exchanged. On May 17, 2000 the Company changed its name to New Generation Holdings, Inc.

 (2)     Summary of Significant Accounting Policies

         (a)      Development Stage Enterprise

                  During the period from April 15, 1999 (inception) through December 31, 1999, the Company devoted substantially all of its efforts to develop and market the patented technology designed to process two or more discrete plastic polymers ("NGP Process"). The Company believes the NGP Process is capable of producing commercially usable plastic polymers from a mixed stream of discrete virgin polymers or waste plastic. Its planned principal operations have not commenced.

                  Effective January 25, 2000, the Board of Directors approved a change in the business model of the Company to include the development of and investment in Internet-related companies primarily located in Europe. As part of this restructuring, the Company formed a wholly owned subsidiary, New Generation Partners, Inc., in the State of Delaware. Through this subsidiary, the Company anticipates developing a collaborative network of Internet companies involved in business-to-business
                  (B2B) e-commerce and ventures oriented towards new emerging Internet infrastructure and wireless Internet applications.

                  Also as part of the restructuring, the Company formed another wholly owned Delaware subsidiary, NG Plastic, Inc. On May 17, 2000, the stockholders approved a change in the name of the Company to New Generation Holdings, Inc. and the transfer all the assets and liabilities relating to the Company's NGP Process and the related plastic business to NG Plastic, Inc., its wholly owned subsidiary. NG Plastic, Inc. was simultaneously renamed New Generation Plastic, Inc.



                                                                     (continued)

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

         (b)      Net Income (Loss) Per Share

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


(3)      Related Party Transactions

         Bachkine & Meyer Industries, S.A. ("BMI"), a stockholder of the Company, has been advancing funds to the Company pursuant to a line of credit agreement dated April 15, 1999. As of March 31, 2000 (unaudited), $2,486,750 had been advanced to the Company under the terms of this agreement. Under the terms of the agreement, principal payments are due on demand after July 15, 2000. Interest is due quarterly in arrears and is based upon the prime rate; 8.0 percent as of December 31, 1999. BMI and the Company have agreed that BMI will have the sole option to convert part or all of principal and interest due under the line of credit into common stock of the Company at a rate determined by an independent committee of the Board of Directors.

         In addition to the line of credit agreement discussed above, B.A.M.I. Consulting, S.A. ("BAMI"), a British Virgin Islands corporation and an affiliate of BMI, was entitled to receive a monthly management consulting fee of $75,000 in exchange for engineering expertise in the development and commercialization of the NGP Process. For the period ended December 31, 1999, $675,000 (nine months' fees) of such fee has been accrued as general and administrative expense, but has not yet been paid. On April 15, 2000, BAMI and the Company entered into a Termination Agreement in which it was agreed that because of the change in the business focus that BAMI would allow its rights to receive the monthly management consulting fee under the Consulting Agreement to terminate as of December 31, 1999. At BAMI's sole option, all or part of the balance of accrued consulting fees may be converted into common stock of the Company at a rate determined by an independent committee of the Board of Directors.



                                                                     (continued)

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

         In connection with the Strategic Collaboration Agreement dated as of March 31, 2000 by and between the Company and New Generation Partners, Inc., on one hand, and Double Impact, Inc. ("DI"), on the other, BMI agreed, pursuant to Share Transfer Agreement dated as of March 31, 2000 by and among BMI, DI and the Company, to transfer 500,000 shares of its Company Common Stock to DI as soon as the transfer restrictions imposed on the shares are no longer applicable. The Company has filed a Form SB-2 registration statement (the "Form SB-2") with the Securities and Exchange Commission (the "SEC") on March 10, 2000 to register for resale approximately 4,500,000 shares of its Common Stock, including 500,000 shares owned by BMI to be transferred to DI. The registration statement has not yet been declared effective.


 (4)     Warrants

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


         The Company authorized the issuance of warrants to purchase an aggregate of 165,000 shares with the following terms: warrants for 75,000 shares with an exercise price of $12.00 per share expiring on February 24, 2004 (the "Feb. 2004 Warrants") and warrants for 90,000 shares with an exercise price of $12.00 per share expiring on March 5, 2004 (the "Mar. 2004 Warrants"). Concurrently, the Company issued 60,000 of the Mar. 2004 Warrants to 2 shareholders. These warrants are not exercisable until the shares purchasable upon exercise of the warrants have been registered under the Securities Act of 1933.


(5)      Commitments and Contingencies

         In conjunction with the incorporation of the Company, the Company entered into consulting agreements with several third parties. Under those agreements the Company is contractually obligated to issue, upon the adoption of a stock option plan, options to purchase an aggregate of 50,000 shares of the Company's common stock at exercise prices ranging from $7.50 to $9.50.

                                                                     (continued)

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

         One of the Company's European patents related to the plastic technology has been opposed by a third party. While the Company believes its patent will be upheld in substantially the form it was issued, the Company can provide no assurances that it will be successful in its patent defense. An adverse determination with respect to the enforceability of the Company's European patent could have a material adverse effect on the Company's plastic business and financial condition.

(6)      Subsequent Events

         On April 10, 2000, the Company issued 133,350 shares of common stock and authorized and issued warrants to purchase an aggregate of 95,000 shares of the Company's common Stock at an exercise price of $8.00 per share (the "2000 Warrants") to 2 of its existing shareholders in exchange for $999,950. The 2000 Warrants are not exercisable until the shares purchasable upon exercise have been registered under the Securities Act of 1933 and they expire two years after the date upon which they first become exercisable.

         On April 15, 2000, BAMI and the Company entered into a Termination Agreement in which it was agreed that because of the change in the business focus that BAMI would allow its rights to receive the monthly management consulting fee under the Consulting Agreement to terminate as of December 31, 1999. The balance of accrued consulting fees may be converted at BAMI's sole option into Common Stock of the Company at rate determined by an independent committee of the Board of Directors.

     On May 17, 2000 the stockholders elected seven (7) directors to the Board of Directors and approved: (a) A change in name of the Company to New Generation Holdings, Inc.; (b) The transfer of all the company's assets and liabilities relating to its existing plastic business to NG Plastic, Inc., that was renamed New Generation Plastic, Inc.; (c) the adoption of the 2000 Stock Compensation Plan under which the Company may grant options, restricted stock and stock appreciation rights with regard to up to 4,100,000 shares of its Common Stock to its employees, directors and consultants and (d) the ratification of the appointment of KPMG LLP as independent accountants for the Company for the year ended December 31, 2000.

Item 2.  MANAGEMENT'S PLAN OF OPERATION

         You should read the following plan of operation in conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-QSB. The following information contains forward-looking statements that are subject to risks and uncertainties. If one or more of these risks and uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

Overview

         We are a development stage company that has not yet generated any revenue. We have decided to restructure our existing plastic business and enter into a new business involving development of primarily European Internet businesses. These two businesses will be carried out in two of our subsidiaries formed for those purposes. After the completion of the transactions, we will become a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

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

         2. We expect to establish initial incubator sites in London, Geneva and Stockholm.

         3. We anticipate hiring a Chief Investment Officer and Internet
Analyst.

         4. We expect to identify candidates for development and direct investment. It is expected that these candidates will be involved primarily in B2B e-commerce, wireless Internet, or Internet infrastructure.

         5. We anticipate entering into the initial development and or investing in approximately 30 ventures.

         6. We expect that we will provide seed capital investments on the order of $500,000 to a number of ventures.

         7. We anticipate that we will invest an average of $2,000,000 in select Network Companies that we provided seed capital.

Liquidity and Capital Resources

         As of the date of this Form 10-QSB, we have yet to generate any revenue from our business operations. Consequently, we have been dependent upon shareholder advances from Bachkine & Meyer Industries, S.A. to fund our cash requirements.

         As of March 31, 2000, we had total assets of $487,577 and total liabilities of $3,522,340. The biggest components of the liabilities are the loan due to shareholder of $2,486,750 and the accrued consulting fees of $675,000, both of which may be converted into equity at the obligee's option.

         On April 10, 2000, the Company issued 133,350 shares of common stock and warrants to purchase 95,000 shares of common stock at $8.00 per share to two of its existing shareholders for $999,950.

Plastic Business

         For the next twelve months, we anticipate that we will require $150,000 in additional capital. We anticipate that these funds will either be provided by additional loans from Bachkine & Meyer Industries, S.A. or from the proceeds of a private placement of our equity securities. We do not plan to purchase any significant equipment in the next twelve months.

Internet Business

         Our Internet business is in its initial stage of development. This business has not generated any revenues to date and we do not expect any revenue to be generated in the next twelve months. In order to operate this business in accordance with our current business plan, we intend to raise a minimum of $60,000,000 in the next twelve months. We anticipate that in the next 90 days, we will raise approximately $10,000,000. We cannot guarantee that any new capital will be available to us or that adequate funds for operations will be available as or when needed, or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our proposed activities and potentially to cease operations in both the plastic and Internet businesses.

         We expect that the Internet subsidiary will commit an aggregate of approximately $50,000,000 to investments in Network and non-Network Companies. In addition, we expect that we will incur $3,200,000 of corporate overhead expenditures for salaries, rent, expenses, and legal and accounting expenses. The anticipated expenses for establishing and operating the initial network of development sites will be $9,000,000. Finally, we expect that we will expend approximately $500,000 in legal, accounting and other expenses directly related to investments in non-Network Companies.

YEAR 2000

         Management believes that the Company's accounting and operational systems are year 2000 compliant. The Company received verification from GE/Fanuc that the process control software for the NGP Technology was year 2000 compliant. The Company has not yet experienced any material year 2000 operating problems and does not expect to encounter any such problems.

FORWARD LOOKING STATEMENTS

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

PART II  OTHER INFORMATION

Item 2.  Changes in Securities

         (c) On February 21, 2000 the Company issued warrants for an aggregate of 60,000 shares with an exercise price of $12.00 per share expiring on March 5, 2004 to two (2) of its shareholders, Gommaire Verbruggen and Rudy Vunck in consideration for services rendered to the Company.

                  On January 19, 2000, the Company issued 4,000 shares of its Common stock, that are restricted under Regulation D of the Securities Exchange Act of 1934, to Double Impact, Inc. ("DI") in connection with a review of the Company's Internet business plan and initial negotiations of a collaborative arrangement with DI. Attached hereto as Exhibit 10(iv) is the Strategic Collaboration Agreement dated as of March 31, 2000 that was entered into by and between the Company and New Generation Partners, Inc., on one hand, and DI, on the other.

                  On March 21, 2000, April 12, 2000 and May 12, 2000, the
                  Company issued 2,870, 3,641 and 2,015 shares, respectively, of its Common stock, that are restricted under Regulation D of the Securities Exchange Act of 1934, to WSDM LLC, an affiliate of Westerman Shapiro Draghi & Miller, the Company's outside counsel. Such shares were issued in partial payment for legal fees due from the Company in the amounts of $21,250, $28,443 and $16,120, respectively.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      There following exhibits are included with this report.

                  4(v) Form of Warrant at $8.00 expiring two (2) years after the Commencement Date

                  10(iv) Strategic Collaboration Agreement dated as of March 31, 2000 by and between the Company and New Generation Partners, Inc., on one hand, and DI, on the other

                  10(v) Share Transfer Agreement dated as of March 31, 2000 by and among Bachkine & Meyer Industries, S.A., DI and the Company.

                  10(vi) Termination Agreement dated as of April 15, 2000 by and between the Company and BAMI Consulting, S.A.

                  10(vii) Subscription Agreement dated as of April 10, 2000 by and between the Company and Gauk Holding, Inc.

                  10(vii) Subscription Agreement dated as of April 10, 2000 by and between the Company and Mercer International S.A.

         (b)      Reports on Form 8-K

                  None

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  New Generation Holdings, Inc.
                                  (Registrant)


Date: May 22, 2000                By: /s/ Paul Hokfelt
                                  -------------------------------------
                                  Paul Hokfelt
                                  Chief Executive Officer


                                  By: /s/ Anna Karin Portunato
                                  ------------------------------------
                                  Anna Karin Portunato
                                  Interim Chief Financial Officer