Form 10QSB
period 2000-06-30
NEW GENERATION PLASTIC INC /DE/
filed 2000-08-30
CIK 1024605

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                        Commission file number 000-24623

                          New Generation Holdings, Inc.
--------------------------------------------------------------------------------
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


                ------------------------------------------------
                  Former Name, Former Address and Former Fiscal
                       Year, if changed Since Last Report)

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

         As of August 29, 2000 the issuer had outstanding 12,552,061 shares of its Common Stock, $0.001 par value.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The unaudited financial statements of New Generation Holdings, Inc. (formerly New Generation Plastic, Inc.), a Delaware corporation (the "Company")(A Development Stage Company), as of June 30, 2000, for the period from April 15, 1999 (inception) through June 30, 1999, for the three and six months ended June 30, 2000, and for the period from April 15, 1999 (inception) though June 30, 2000, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial position, operations and cash flows of the Company.

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                                      INDEX

         Part I.  Financial Information

                  Condensed Consolidated Balance Sheets as of December 31, 1999
                    and June 30, 2000 (unaudited)                                                        1

                  Condensed Consolidated Statements of Operations for the period from April 15, 1999 (inception) through June 30, 1999 (unaudited), the three months ended June 30, 2000 (unaudited), the six months ended June 30, 2000 (unaudited) and the period from April 15, 1999
                    (inception) through June 30, 2000 (unaudited)                                        2

                  Condensed Consolidated Statements of Cash Flows for the period from
                    April 15, 1999 (inception) through June 30, 1999 (unaudited), the three months ended June 30, 2000 (unaudited), the six months ended
                    June 30, 2000 (unaudited) and the period from April 15, 1999
                    (inception) through June 30, 2000 (unaudited)                                        3

                  Notes to the Unaudited Condensed Consolidated Financial Statements                     4

                  Management's Plan of Operation                                                         8

                  Quantitative and Qualitative Disclosures About Market Risk                            10

         Part II. Other Information

                  Changes in Securities                                                                 11

                  Submission of Matters to a Vote of Security Holders                                   11

                  Exhibits and Reports on Form 8-K                                                      12

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31, 1999             JUNE 30, 2000
                                                                                  -----------------             -------------
                                                                                                                 (unaudited)
                                   ASSETS

Current assets:
         Cash                                                                         $    3,708                    $4,286,562
         Prepaid expenses                                                                159,554                        --
                                                                                      ----------                    ----------
                   Total current assets                                                  163,262                     4,286,562

Intangible assets, net                                                                   443,929                       392,250
Property and equipment, net                                                                --                           31,365
Notes receivable                                                                           --                          500,000
                                                                                      ----------                    ----------
                   Total assets                                                       $  607,191                    $5,210,177
                                                                                      ==========                    ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                             $  487,798                    $  550,935
         Accrued consulting expense                                                      675,000                       837,000
         Due to shareholder                                                            2,175,186                     2,516,750
                                                                                      ----------                    ----------
                  Total liabilities                                                    3,337,984                     3,904,685
                                                                                      ----------                    ----------
Commitments and contingencies                                                                 --                         --

Stockholders' equity (deficit):

         Common Stock, $0.001 par value; 50,000,000 shares authorized,
           11,842,761 and 12,552,061 shares outstanding as of December 31, 1999
           and June 30, 2000 (unaudited), respectively.                                   11,843                        12,552
         Preferred Stock, $0.001 par value; 1,000,000 shares authorized,
           none issued or outstanding                                                         --                         --
         Additional paid in capital                                                      804,690                     6,654,334
         Deficit accumulated during the development stage                             (3,547,326)                   (5,361,394)
                                                                                      ----------                    ----------
                  Total stockholders' equity (deficit)                                (2,730,793)                    1,305,492
                                                                                      ----------                    ----------
                  Total liabilities and stockholders' equity (deficit)                $  607,191                    $5,210,177
                                                                                      ==========                    ==========

See accompanying notes to the condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Period from                                             Period from
                                                             April 15, 1999                                          April 15, 1999
                                                              (inception)        Three months       Six months         (inception)
                                                                through             ended              ended             through
                                                             June 30, 1999      June 30, 2000      June 30, 2000      June 30, 2000
                                                             --------------     -------------      --------------    --------------
                                                               (unaudited)       (unaudited)        (unaudited)        (unaudited)
Operating Expenses
         General and Administrative                           $   789,638        $ 1,251,366        $ 1,762,422       $ 3,809,404
         Product Development                                    1,278,570              --                77,147         1,503,383
                                                              -----------        -----------        -----------       -----------
                  Loss from operations                         (2,068,208)        (1,251,366)        (1,839,569)       (5,312,787)
Interest Income                                                      --               25,501             25,501            25,501
Interest Expense                                                     --                --                 --              (74,108)
                                                              -----------        -----------        -----------       -----------
                  Loss before income taxes                     (2,068,208)        (1,225,865)        (1,814,068)       (5,361,394)
Income Taxes                                                         --                --                 --                --
                                                              -----------        -----------        -----------       -----------
                  Net Loss                                    $(2,068,208)       $(1,225,865)       $(1,814,068)      $(5,361,394)
                                                              ===========        ===========        ===========       ===========
Basic and diluted net loss per common share                   $     (0.17)       $     (0.10)       $     (0.14)            --
Shares used to compute basic and diluted net
  loss per common share                                        11,842,761         12,552,061         12,552,061             --



See accompanying notes to condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Period from                                                  Period from
                                                        April 15, 1999                                               April 15, 1999
                                                          (inception)                                                 (inception)
                                                            through       Three months ended    Six months Ended       through
                                                        June 30, 1999        June 30, 2000       June 30, 2000       June 30, 2000
                                                        --------------    ------------------    ----------------     --------------
                                                          (unaudited)        (unaudited)          (unaudited)          (unaudited)
Cash flows from operating activities:
      Net Loss                                            $(2,068,208)          $(1,225,865)        $(1,814,068)       $(5,361,394)

      Adjustments to reconcile net loss to net
        cash used in operating activities:
         Amortization                                          21,550                25,960              51,679            124,949
         Equity issued for services rendered                       --               318,085             646,435            646,435
         Changes in operating assets and liabilities:
             (Increase) decrease in prepaid expenses          (50,641)               62,716             159,554                 --
             (Increase) decrease in accounts payable          190,000               190,345              63,137            550,935
             Increase in accrued consulting expense           225,000               162,000             162,000            837,000
                                                          -----------           -----------         -----------        -----------
             Net cash used in operating activities         (1,682,299)             (466,759)           (731,263)        (3,202,075)
                                                          -----------           -----------         -----------        -----------
Cash flows provided by financing activities:
      Cash received from shareholder loans                  1,426,192                30,000             297,447          2,472,633
      Issuance of common stock                                816,533             5,248,035           5,248,035          6,064,568
                                                          -----------           -----------         -----------        -----------

             Net cash provided by financing activities      2,242,725             5,278,035           5,545,482          8,537,201
                                                          -----------           -----------         -----------        -----------
Cash flows used in investing activities:

      Purchase of patents                                    (517,199)                   --                  --           (517,199)
      Purchase of fixed assets                                     --               (31,365)            (31,365)           (31,365)
      Notes receivable                                             --              (500,000)           (500,000)          (500,000)
                                                          -----------           -----------         -----------        -----------
             Net cash used in investing activities           (517,199)             (531,365)           (531,365)        (1,048,564)
                                                          -----------           -----------         -----------        -----------

Net increase in cash and cash equivalents                      43,227             4,279,911           4,282,854          4,286,562
Cash and cash equivalents, beginning of period                     --                 6,651               3,708                 --
                                                          -----------           -----------         -----------        -----------
Cash and cash equivalents, end of period                   $   43,227           $ 4,286,562         $ 4,286,562        $ 4,286,562
                                                          ===========           ===========         ===========        ===========

See accompanying notes to the condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                  Effective January 25, 2000, the Board of Directors approved a change in the business model of the Company to include the development of, and investment in, Internet-related companies primarily located in Europe. As part of this restructuring, the Company formed a wholly owned subsidiary, New Generation Partners, Inc., in the State of Delaware. Through this subsidiary, the Company is establishing an Internet development and acceleration network throughout Europe.

                  Also as part of the restructuring, the Company formed another wholly owned Delaware subsidiary, NG Plastic, Inc. On May 17, 2000, the stockholders approved a change in the name of the Company to New Generation Holdings, Inc. and the transfer of all the assets and liabilities relating to the Company's NGP Process and the related plastic business to NG Plastic, Inc., its wholly owned subsidiary. NG Plastic, Inc. was simultaneously renamed New Generation Plastic, Inc.

                                                                     (continued)

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(3)      RELATED PARTY TRANSACTIONS

         Bachkine & Meyer Industries, S.A. ("BMI"), a stockholder of the Company, has been advancing funds to the Company pursuant to a line of credit agreement dated April 15, 1999 (the "BMI LOC"). As of June 30, 2000 (unaudited), $2,516,750 had been advanced to the Company under the terms of this agreement. BMI and the Company agreed: to extend the effective date that amounts of principal become subject to demand by BMI to December 31, 2000 and that retroactive to January 1, 2000, interest was no longer due on the principal of the BMI LOC. Previously, BMI and the Company agreed that BMI will have the sole option to convert part or all of principal and interest due under the line of credit into common stock of the Company at a rate determined by an independent committee of the Board of Directors.

         In addition to the line of credit agreement discussed above, B.A.M.I. Consulting, S.A. ("BAMI"), a British Virgin Islands corporation and an affiliate of BMI, was entitled to receive a monthly management consulting fee of $75,000 in exchange for engineering expertise in the development and commercialization of the NGP Process. For the period ended December 31, 1999, $675,000 (nine months' fees) of such fee had been accrued as general and administrative expense. This amount has not been paid as of June 30, 2000. On April 15, 2000, BAMI and the Company entered into a Termination Agreement in which it was agreed that because of the change in the business focus that BAMI would allow its rights to receive the monthly management consulting fee under the Consulting Agreement to terminate as of December 31, 1999. At BAMI's sole option, all or part of the balance of accrued consulting fees may be converted into common stock of the Company at a rate determined by an independent committee of the Board of Directors.

                                                                     (continued)

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (4)     WARRANTS

         The Company declared a pro-rata distribution to each holder of its common stock of record on October 14, 1999 consisting of a warrant to purchase one share of the Company's common stock at an exercise price of $6.00 per share for each four shares of common stock owned by the stockholder. These warrants are not exercisable until the shares purchasable upon exercise of the warrants have been registered under the Securities Act of 1933 and expire on July 9, 2002. As a result of this declaration, 2,960,706 warrants were issued. The shares underlying the foregoing warrants are included in the Form SB-2 referred to in
         (6) below.

         During February 2000, the Company authorized the issuance of warrants to purchase an aggregate of 165,000 shares with the following terms: warrants for 75,000 shares with an exercise price of $12.00 per share expiring on February 24, 2004 (the "Feb. 2004 Warrants") and warrants for 90,000 shares with an exercise price of $12.00 per share expiring on March 5, 2004 (the "Mar. 2004 Warrants"). Concurrently, the Company issued 60,000 of the Mar. 2004 Warrants to 2 shareholders. On June 26, 2000, the Company issued 25,000 of the Feb. 2004 Warrants and 30,000 of the Mar. 2004 Warrants to 2 shareholders. The shares underlying the foregoing warrants are included in the Form SB-2 referred to in (7) below.

                                                                     (continued)

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5)      COMMITMENTS AND CONTINGENCIES

         In conjunction with the incorporation of the Company, the Company entered into consulting agreements with several third parties. Under those agreements the Company is contractually obligated to issue, upon the adoption of a stock option plan, options to purchase an aggregate of 50,000 shares of the Company's common stock at exercise prices ranging from $7.50 to $9.50 per share.

         One of the Company's European patents related to the plastic technology has been opposed by a third party. The Company has received notice that a hearing on the opposition will be held in Munich, Germany in February of 2001. Prior to that date the Company expects to receive a preliminary finding of the European Patent Office. While the Company believes its patent will be upheld in substantially the form it was issued, the Company can provide no assurances that it will be successful in its patent defense. An adverse determination with respect to the enforceability of the Company's European patent could have a material adverse effect on the Company's plastic business and financial condition.

(6)      NOTE RECEIVABLE

         On June 5, 2000 the Company made a bridge loan to Double Impact,
         Inc. in the amount of $500,000. The loan was due on July 17, 2000 and Double Impact has provided the Company 2,200,000 shares of Strathmore Group Limited and is providing the Company with shares of NBCi, Inc. for the balance of the collateral. The loan is currently in default and the Company currently is assessing its right under the Double Impact loan documents.

(7)      SUBSEQUENT EVENTS

         On July 10, 2000, the Company's Registration Statement on Form SB-2 was declared effective. The Form SB-2 registered for resale 7,807,388 shares of its Common Stock (including 3,170,706 shares of Common Stock underlying outstanding warrants).

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

OVERVIEW

         We are a development stage company that has not yet generated any operating revenue. We have restructured our existing plastic business and entered into a new business involving the development of, and investment in, internet-related companies primarily located in Europe and the identification of candidates for migration from North America to Europe. These two businesses will be carried out in two of our subsidiaries formed for those purposes. We are presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

PLASTIC BUSINESS

         Over the course of the next twelve months, we anticipate that we will engage in the following activities:

         1. We expect to identify a master licensee and enter into an exclusive master license agreement for use of our plastic technology. We anticipate that our plastic subsidiary will receive royalty payments on a per kilogram basis.

         2.  We expect to maintain patent and trademark filings.

         3. We expect to provide any necessary administrative or technical assistance to master licensee with regard to our plastic technology.

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

INTERNET BUSINESS

         Over the course of the next twelve months, we anticipate that we will engage in the following activities:

         1. We expect to identify and establish strategic partnerships with firms that provide expertise that will benefit our Network Companies.

         2. We have established initial Development & Acceleration ("D&A") sites in London, Geneva and Stockholm, and expect to establish sites in Germany, Amsterdam, France, Belgium, Spain and Italy.

         3.  We anticipate hiring a Chief Investment Officer and Internet
             Analyst.

         4. We expect to identify candidates for migration from North America to the European Union ("US 2 EU") and D&A. It is expected that these candidates will be involved primarily in B2B e-commerce, wireless Internet, or Internet infrastructure.

         5. We anticipate entering into approximately four (4) US 2 EU and fifteen (15) D&A ventures.

         6. We expect that we will provide seed capital investments on the order of $500,000 to a number of D&A companies.

         7. We anticipate that we will invest an average of $1,500,000 in select D&A Companies that we provided seed capital.

         8. We anticipate that we will invest an average of $1,500,000 in select US 2 EU Companies.

LIQUIDITY AND CAPITAL RESOURCES

         As of the date of this Form 10-QSB, we have yet to generate any operating revenue from our business operations. Consequently, we have been dependent upon shareholder advances from Bachkine & Meyer Industries, S.A. and private placements of our common stock to fund our cash requirements.

         As of June 30, 2000, we had assets of $5,210,177 and liabilities of $3,904,685. The biggest components of the liabilities are the loan due to Bachkine & Meyer Industries, S.A. of $2,516,750 and the accrued consulting fees of $675,000, due to BAMI Consulting, S.A., both of which may be converted into equity at the obligee's option.

         On April 10, 2000 we issued 66,675 shares of Common Stock to each of Gauk Holding, Inc. and Mercer International, S.A. for $999,950. On May 24, 2000, we issued 146,603 to each of Gauk and Mercer for approximately $2,200,000. On June 26, 2000, we issued 280,000 shares of Common Stock to Jacques Mot, Paul Hokfelt, Gauk and Mercer for approximately $2,100,000.

PLASTIC BUSINESS

         For the next twelve months, we anticipate that we will require $150,000 in additional capital. We anticipate that these funds will either be provided by additional loans from Bachkine & Meyer Industries, S.A. or from the proceeds of a private placement of our equity securities. We do not plan to purchase any significant equipment in the next twelve months.

INTERNET BUSINESS

         Our Internet business is in its initial stage of development. This business has not generated any operating revenues to date and we do not expect any significant operating revenue to be generated in the next twelve months. In order to operate this business in accordance with our current business plan, we intend to raise a minimum of $60,000,000 in the next twelve months. We anticipate that in the next 90 days, we will raise approximately $10,000,000. We cannot guarantee that any new capital will be available to us or that adequate funds for operations will be available as or when needed, or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our proposed activities and potentially to cease operations in both the plastic and Internet businesses.

         We expect that the Internet subsidiary will commit an aggregate of approximately $50,000,000 to investments in Network Companies. In addition, we expect that we will incur $3,200,000 of corporate overhead expenditures for salaries, rent, expenses, and legal and accounting expenses. The anticipated expenses for establishing and operating the initial network of D&A sites will be $9,000,000.

YEAR 2000 ISSUE

         We believe that our accounting and operational systems are year 2000 compliant. We received verification from GE/Fanuc that the process control software for the NGP Technology was year 2000 compliant. We have not yet experienced any material year 2000 operating problems and do not expect to encounter any such problems.

FACILITIES

         We currently have a short term lease agreement for use of office space and conference facilities with Regus Business Center Corp. at 245 Park Avenue, 39th Floor; New York, New York 10167. The agreement is on a month to month basis at a rate of $225, plus expenses and is sufficient to conduct the day to day operations of our US based business. We have a lease for our Swiss D&A facility at Rue des Pierres du Niton 17, CH-1207 Geneva, Switzerland at a monthly rental of approximately $3,000. Through our indirect subsidiary, New Generation Partners (UK) Limited we have established our D&A facility in London at 10 Greycoat Place, Suite 114; London, SW1P 1SB, England SW1 at a monthly rental of approximately $3,400. Finally, we have recently secured office space with our partner Resco A.B. for our initial Scandanavian D&A facility at S:t Eriksgatan 60a, E-112 34 Stockholm. Presently we pay no rent for this space.

LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no long-term debt as of June 30, 2000. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II  OTHER INFORMATION

Item 2.           Changes in Securities

(c) On May 24, 2000, the Company issued 293,603 shares of its Common Stock to Gauk Holding, Inc. (146,603) and Mercer International, S.A. (146,603) in consideration for the receipt of $2,199,045.

                  On June 15, 2000, the Company issued 2,021 shares of its Common Stock, that are restricted under Regulation D of the Securities Exchange Act of 1933, to WSDM LLC, an affiliate of Westerman Shapiro Draghi & Miller, the Company's outside counsel. Such shares were issued in partial payment for legal fees due from the Company in the amounts of $16,120.

                  On June 26, 2000, the Company issued 280,000 shares of its Common Stock to Jacques Mot (100,000), Paul Hokfelt (100,000), Gauk Holding, Inc. (40,000) and Mercer International, S.A. (40,000) in consideration for the receipt of $2,100,000.

                  On June 26, 2000, the Company issued warrants for purchase of an aggregate of 30,000 shares of Common Stock with an exercise price of $12.00 per share expiring on March 5, 2004 to one of its shareholders, Rudy Vunck, in consideration for services rendered to the Company.

                  On June 26, 2000, the Company issued warrants for purchase of an aggregate of 25,000 shares of Common Stock with an exercise price of $12.00 per share expiring on February 24, 2004 to one of its shareholders, Van Moer & Santerre, in consideration for services rendered to the Company.

Item 4.           Submission of Matters to a Vote of Security Holders

                  On May 17, 2000, the Company held its Annual Meeting of Stockholders and the following matters were submitted to a vote of the
Stockholders:

       1. The election of Directors to hold office for a term of one year and until their successors are elected and qualified.

       2. The transfer of all of the Company's assets and liabilities relating to its existing plastic business to NG Plastic, Inc. a wholly owned Delaware subsidiary that was subsequently renamed New Generation Plastic, Inc.

       3. The change of the Company's name from "New Generation Plastic, Inc." to "New Generation Holdings, Inc."

       4. Approval of the 2000 Stock Compensation Plan pursuant to which certain employees of the Company will receive options to purchase shares of the Company's common stock.

       5. Approve the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2000.

         At the Annual Meeting, the following individuals were elected to serve as Directors of the Company for a term of one year: Paul Hokfelt, Jacques Mot, Thomas R. Marshall, Marcel Rokegem, Terry Chabrowe, Marc E. Jaffe and Sylvie Challande. Each of the Directors was elected by the affirmative vote of 8,005,046 shares with no negative votes and no abstentions. All other actions submitted to a vote of the Stockholders at the Annual meeting were also approved by the affirmative vote of 8,005,046 shares with no negative votes and no abstentions.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are included with this report.

                  10(x)        Form of Subscription Agreement

                  10(xi) Amendment to Line of Credit Agreement, dated July 15, 2000, between the Company and Bachkine & Meyer Industries, S.A.

         (b)      Reports on Form 8-K

                               None.

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             New Generation Holdings, Inc.
                                             (Registrant)

Date: August 29, 2000                        By: /s/ Paul Hokfelt
                                                 -------------------------------
                                                 Paul Hokfelt
                                                 Chief Executive Officer


                                             By: /s/ Anna Karin Portunato
                                                 -------------------------------
                                                 Anna Karin Portunato
                                                 Interim Chief Financial Officer