Form 10QSB
period 2000-09-30
NEW GENERATION HOLDINGS INC
filed 2000-11-21
CIK 1024605

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000
                        Commission file number 000-24623

                          New Generation Holdings, Inc.
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


                          400 West Broadway, 6th Floor
                            New York, New York 10012
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (516) 671-2716
                ------------------------------------------------
                (Issuer's telephone number, including area code)

                           245 Park Avenue, 39th Floor
                            New York, New York 10167
                ------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if changed Since Last Report)


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

         As of September 30, 2000 the Issuer had outstanding 12,552,061 shares of its Common Stock, $0.001 par value.

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The unaudited condensed consolidated financial statements of New Generation Holdings, Inc. (formerly New Generation Plastic, Inc.), a Delaware corporation (the "Company")(A Development Stage Company), as of September 30, 2000, for the three months ended September 30, 1999, for the period from April 15, 1999 (inception) through September 30, 1999, for the three and nine months ended September 30, 2000 and for the period from April 15, 1999 (inception) through September 30, 2000, were prepared by Management and commence on the following page. In the opinion of Management, the financial statements fairly present the financial position, results of operations and cash flows of the Company.

                          New Generation Holdings, Inc.
                          (A Development Stage Company)

                                      INDEX

         Part I.  Financial Information

                  Financial Statements

                  Condensed Consolidated Balance Sheets as of December 31, 1999
                    and September 30, 2000 (unaudited)                                 1

                  Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 (unaudited), for the period from April 15, 1999 (inception) through September 30, 1999
                    (unaudited), for the three and nine months ended
                    September 30, 2000 (unaudited) and for the period from
                    April 15, 1999 (inception) through September 30, 2000 (unaudited)  2

                  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1999, for the period from April
                    15, 1999 (inception) through September 30, 1999 (unaudited), for the three and nine months ended September 30, 2000
                    (unaudited) and for the period from April 15, 1999
                    (inception) through September 30, 2000 (unaudited)                 3

                  Notes to the Unaudited Condensed Consolidated Financial Statements   4

                  Management's Plan of Operation                                       9

                  Quantitative and Qualitative Disclosures About Market Risk           11

         Part II.  Other Information

                  Legal Proceedings                                                    11

                  Exhibits and reports on Form 8-K                                     12

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31, 1999              September 30, 2000
                                                                                 -----------------              ------------------
                                                                                                                    (unaudited)
                                   ASSETS
Current assets:
         Cash                                                                    $           3,708                    $  2,276,553
         Prepaid Expenses                                                                  159,554                              --
         Other Assets                                                                           --                          27,894
                                                                                        ----------                       ---------
             Total Current Assets                                                          163,262                       2,304,447
Intangible assets, net                                                                     443,929                         366,390
Property and Equipment, net                                                                     --                         126,862
Investments in Partner Companies                                                                --                         343,797
                                                                                        ----------                       ---------
                   Total assets                                                           $607,191                     $ 3,141,496
                                                                                         =========                    ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                              $   487,798                      $  588,565
         Accrued consulting expense                                                        675,000                         675,000
         Due to shareholder                                                              2,175,186                       2,165,696
                                                                                        ----------                       ---------
                  Total liabilities                                                      3,337,984                       3,429,261
                                                                                        ----------                       ---------
Commitments and Contingencies                                                                   --                              --
Stockholders' equity (deficit):
         Common Stock, $0.001 par value; 50,000,000 shares authorized,
           11,842,761 and 12,552,061 shares outstanding as of December 31, 1999
           and September 30, 2000 (unaudited), respectively                                 11,843                          12,552
         Preferred Stock, $0.001 par value; 1,000,000 shares authorized,
           none issued or outstanding                                                           --                              --
         Additional paid in capital                                                        804,690                       6,654,334
         Deficit accumulated during the development stage                               (3,547,326)                     (6,954,651)
                                                                                        ----------                       ---------
                  Total stockholders' equity (deficit)                                  (2,730,793)                       (287,765)
                                                                                       ------------                       --------
                  Total liabilities and stockholders' equity (deficit)                  $  607,191                    $  3,141,496
                                                                                      ============                    ============

See accompanying notes to the condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Period from
                                                                                April 15, 1999
                                                       Three months               (inception)                Three months
                                                           Ended                    through                      Ended
                                                    September 30, 1999        September 30, 1999          September 30, 2000
                                                    ------------------        ------------------          ------------------
                                                        (unaudited)               (unaudited)                (unaudited)
Operating Expenses
     General and Administrative                             $  581,840               $1,371,478                 $1,085,599
     Product Development                                        77,063                1,355,633                     50,000
     Write-Off of Note Receivable                                   --                       --                    500,000
                                                          -------------            -------------              -------------
                Loss from operations                          (658,903)              (2,727,111)                (1,635,599)
Interest Income                                                     --                       --                     42,342
Interest Expense                                               (35,349)                 (35,349)                        --
                                                          -------------            -------------              -------------
                Loss before income taxes                      (694,252)              (2,762,460)                (1,593,257)
Income Taxes                                                        --                       --                         --
                                                          -------------            -------------              -------------
                Net Loss                                     $(694,252)             $(2,762,460)               $(1,593,257)
                                                          =============            =============              =============
Basic and diluted net loss per common share                     $(0.06)                  $(0.23)                    $(0.13)
Shares used to compute basic and diluted net                11,842,761               11,842,761                 12,552,061
loss per common share


                                                                                    Period from
                                                                                   April 15, 1999
                                                          Nine months               (inception)
                                                             Ended                    through
                                                       September 30, 2000       September 30, 2000
                                                       ------------------       ------------------
                                                          (unaudited)               (unaudited)
Operating Expenses
     General and Administrative                               $2,848,021                $4,895,003
     Product Development                                         127,147                 1,553,383
     Write-Off of Note Receivable                                500,000                   500,000
                                                             ------------            --------------
                Loss from operations                          (3,475,168)               (6,948,386)
Interest Income                                                   67,843                    67,843
Interest Expense                                                      --                   (74,108)
                                                             ------------            --------------
                Loss before income taxes                      (3,407,325)               (6,954,651)
Income Taxes                                                          --                        --
                                                             ------------            --------------
                Net Loss                                     $(3,407,325)              $(6,954,651)
                                                            =============             =============
Basic and diluted net loss per common share                     $(0.27)                   $(0.55)
Shares used to compute basic and diluted net                  12,552,061                12,552,061
loss per common share

See accompanying notes to the condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Period from
                                                                                         April 15, 1999
                                                                     Three months          (inception)          Three months
                                                                         Ended               through                Ended
                                                                     September 30,        September 30,        September 30,
                                                                         1999                 1999                  2000
                                                                         ----                 ----                  ----
                                                                      (unaudited)          (unaudited)          (unaudited)
Cash flows from operating activities:
      Net Loss                                                           $ (694,252)       $ (2,762,460)         $ (1,593,257)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Amortization                                                        25,860             47,410                 25,860
         Depreciation                                                            --                 --                 10,010
         Equity issued for services rendered                                     --                 --                     --
         Write-off of Note Receivable                                            --                 --                500,000
         Changes in operating assets and liabilities:
           (Increase) decrease in prepaid expenses and
             other assets                                                  (134,234)          (184,875)               (27,894)
           Increase (decrease) in accounts payable                          299,718            489,718                 37,630
           Increase (decrease) in accrued consulting expense                     --            225,000               (162,000)
                                                                      -------------      -------------           ------------
             Net cash used in operating activities                         (502,908)        (2,185,207)            (1,209,651)
                                                                      -------------      -------------           ------------
Cash flows provided by financing activities:
      Issuance of common stock                                                   --            816,533                     --
      Cash received from Shareholder loan                                   539,494          1,965,686                     --
      Repayments of Shareholder loan                                             --                 --               (351,054)
                                                                      -------------      -------------           ------------
             Net cash provided by (used in) financing activities            539,494          2,782,219               (351,054)
                                                                      -------------      -------------           ------------
Cash flows used in investing activities:
      Purchase of patents                                                        --           (517,199)                    --
      Notes Receivable                                                           --                 --                     --
      Purchase of fixed assets                                                   --                 --               (105,507)
      Investments in Partner Companies                                           --                 --               (343,797)
                                                                      -------------      -------------           ------------
             Net cash used in investing activities                               --           (517,199)              (449,304)
                                                                      -------------      -------------           ------------
Net increase in cash and cash equivalents                                    36,586             79,813             (2,010,009)
Cash and cash equivalents, beginning of period                               43,227                 --              4,286,562
                                                                      -------------      -------------           ------------
Cash and cash equivalents, end of period                              $      79,813      $      79,813           $  2,276,553
                                                                      =============      =============           ============


                                                                                         Period from
                                                                                        April 15, 1999
                                                                   Nine months           (inception)
                                                                       Ended               through
                                                                  September 30,         September 30,
                                                                       2000                  2000
                                                                       ----                  -----
                                                                   (unaudited)           (unaudited)
Cash flows from operating activities:
      Net Loss                                                     $ (3,407,325)           $(6,954,651)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Amortization                                                    77,539                150,809
         Depreciation                                                    10,010                 10,010
         Equity issued for services rendered                            646,435                646,435
         Write-off of Note Receivable                                   500,000                500,000
         Changes in operating assets and liabilities:
           (Increase) decrease in prepaid expenses and
             other assets                                               131,660                (27,894)
           Increase (decrease) in accounts payable                      100,767                588,565
           Increase (decrease) in accrued
             consulting expense                                              --                675,000
                                                                   ------------           ------------
             Net cash used in operating activities                   (1,940,914)            (4,411,726)
                                                                   ------------           ------------
Cash flows provided by financing activities:
      Issuance of common stock                                        5,248,035              6,064,568
      Cash received from Shareholder loan                               297,447              2,472,633
      Repayments of Shareholder loan                                   (351,054)              (351,054)
                                                                   ------------           ------------
             Net cash provided by (used in) financing activities      5,194,428              8,186,147
                                                                   ------------           ------------
Cash flows used in investing activities:
      Purchase of patents                                                    --               (517,199)
      Notes Receivable                                                 (500,000)              (500,000)
      Purchase of fixed assets                                         (136,872)              (136,872)
      Investments in Partner Companies                                 (343,797)              (343,797)
                                                                   ------------           ------------
             Net cash used in investing activities                     (980,669)            (1,497,868)
                                                                   ------------           ------------
Net increase in cash and cash equivalents                             2,272,845              2,276,553
Cash and cash equivalents, beginning of period                            3,708                     --
                                                                   ------------           ------------
Cash and cash equivalents, end of period                           $  2,276,553            $ 2,276,553
                                                                   ============           ============

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      ORGANIZATION

         New Generation Holdings, Inc. (formerly named New Generation Plastic, Inc.)(the "Company") was organized on April 15, 1999 under the laws of the State of Delaware. During June 1999, the Company exchanged 262,761 shares of its common stock for all of the issued and outstanding common stock of SW Ventures, Inc. ("SWV"). Concurrently, SWV changed its name to New Generation Plastic, Inc. As of the date of the merger, the net assets of the Company and SWV were determined to have nominal value. Accordingly, the transaction has been recorded at the par value of the stock exchanged. On May 17, 2000 the Company changed its name to New Generation Holdings, Inc.

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

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

          (c) PRINCIPLES OF ACCOUNTING FOR OWNERSHIP INTERESTS IN PARTNER COMPANIES

                  The various interests that the Company acquires in its Partner Companies are accounted for under three broad methods: consolidation, equity method and cost method. The applicable accounting method is generally determined based on the Company's voting interest in a Partner Company.

                  Consolidation. Partner Companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those the Company has effective control over are generally accounted for under the consolidation method of accounting. Under this method, a Partner Company's results of operations would be reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions would be eliminated. Participation of other Partner Company stockholders in the earnings or losses of a consolidated Partner Company would be reflected in a caption such as "Minority interest" in the Company's Consolidated Statements of Operations. Minority interest adjusts the Company's consolidated results of operations to reflect only the Company's share of the earnings or losses of the consolidated Partner Company. The results of operations and cash flows of a consolidated Partner Company would be included through the latest interim period in which the Company owned a greater than 50% direct or indirect voting interest for the entire interim period or otherwise exercised control over the Partner Company. Upon dilution of control below 50%, the accounting method would be adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

                  Equity Method. Partner Companies whose results are not consolidated, but over whom the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to a Partner Company depends on an evaluation of several factors including, among others, representation on the Partner Company's Board of Directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Partner Company, including voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the Partner Company. Under the equity method of accounting, a Partner Company's accounts are not reflected within the Company's Consolidated Statements of Operations; however, the Company's share of the earnings or losses of the Partner Company would be reflected in a caption such as "Equity income (loss)" in the Consolidated Statements of Operations.

                  The amount by which the Company's carrying value exceeds its share of the underlying net assets of Partner Companies accounted for under the consolidation or equity method of accounting is amortized on a straight-line basis generally over three to five years. Equity method Partner Company goodwill that was previously classified in equity loss in the Company's consolidated statements of operation would be reclassified to amortization of goodwill and intangibles for all periods presented.

                  Cost Method. Partner Companies not accounted for under the consolidation or the equity method of accounting are accounted for under the cost method of accounting. Under this method, the Company's share of earnings or losses of such companies is not included in the Consolidated Statements of Operations. However, cost method Partner Company impairment charges are recognized in the Consolidated Statement of Operations. If circumstances suggest that the value of the Partner Company has subsequently recovered, such recovery is not recorded.

                  The Company records of its ownership interest in equity securities of Partner Companies accounted for under the cost method at cost, unless these securities have readily determinable fair values based on quoted market prices, in which case these interests are valued at fair value and classified as available-for-sale securities or some other classification in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

                  The Company continually evaluates the carrying value of its ownership interests in each of its Partner Companies for possible impairment based on achievement of business plan objectives and milestones, the value of each ownership interest in the Partner Company relative to carrying value, the financial condition and prospects of the Partner Company, and other relevant factors. The business plan objectives and milestones the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of a web site or the hiring of key employees. The fair value of the Company's ownership interests in and advances to privately held Partner Companies is generally determined based on the value at which independent third parties have invested or have committed to invest in the Partner Companies.

(3)      RELATED PARTY TRANSACTIONS

         Bachkine & Meyer Industries, S.A. ("BMI"), a stockholder of the Company, had been advancing funds to the Company pursuant to a line of credit agreement dated April 15, 1999 (the "BMI LOC"). As of September 30, 2000 (unaudited), $2,165,696 of amounts advanced to the Company under the terms of this agreement remained outstanding. As of April 1, 2000 BMI and the Company agreed that (i) no further interest would be due on the amounts outstanding under the BMI LOC retroactive to January 1, 2000 and (ii) BMI's right to demand repayment under the BMI LOC would be extended to December 31, 2000. Previously, BMI and the Company agreed that BMI will have the sole option to convert part or all of the outstanding principal and interest due under the BMI LOC into common stock of the Company at a rate determined by the Board of Directors. On November 13, 2000, the Company and BMI agreed to retire the outstanding balance of the BMI LOC by a cash payment of $300,000, the forgiveness of $500,000 of indebtedness and the conversion of the remaining $1,365,696 into common stock of the Company at a rate determined by the Board of Directors from the trading price of the stock. On November 13, 2000, the Board approved the conversion at a rate of $3.59 per share, the average closing price of the Company's common stock the date of and for the ten (10) trading days prior to such date.

         In addition to the line of credit agreement discussed above, B.A.M.I. Consulting, S.A. ("BAMI"), a British Virgin Islands corporation and an affiliate of BMI, was entitled to receive a monthly management consulting fee of $75,000 in exchange for engineering expertise in the development and commercialization of the NGP Process. For the period ended December 31, 1999, $675,000 (nine months' fees) of such fee was accrued as a general and administrative expense, but has not yet been paid. On April 15, 2000, BAMI and the Company entered into a Termination Agreement in which it was agreed that because of the change in the

                                                                     (continued)


                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         Company's business focus, BAMI would allow its rights to receive the monthly management consulting fee under the Consulting Agreement to terminate as of December 31, 1999 and BAMI's sole option, all or part of the balance of accrued consulting fees may be converted into common stock of the Company at a rate determined by the Board of Directors. BAMI informed the Company that it desired to convert the outstanding balance of consulting fees simultaneously with the conversion of the BMI LOC at the same rate. On November 13, 2000, the Board of Directors approved the conversion on those terms and a conversion agreement was entered into by the parties.

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

                                                                     (continued)

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(6)      NOTE RECEIVABLE

         On June 5, 2000, the Company made a bridge loan to Double Impact,
         Inc. in the amount of $500,000. The loan was due on July 17, 2000 and Double Impact provided to the Company, as collateral for the loan, 2,200,000 shares of Strathmore Group Limited and was to provide the Company with shares of NBCi, Inc. for the balance of the collateral. The loan was not repaid when due and the Company entered into a settlement agreement, dated November 5, 2000, with Double
         Impact and Bachkine & Meyer Industries, S.A. ("BMI") under which (i) the Company forgave the principal and interest under the Double
         Impact loan in its entirety (accordingly, the entire amount of the Note Receivable was written off as of September 30, 2000), (ii) Double Impact released the Company from its obligation to pay any accrued fees that were due to Double Impact under the Strategic Collaboration Agreement and (iii) Double Impact released BMI from its obligation to deliver 500,000 shares of the Company's Common Stock to Double Impact. In connection with the settlement, BMI agreed to forgive $500,000 of the principal of its outstanding shareholders loan to the Company, as described in Note 3 above.

(7)      SUBSEQUENT EVENTS

         As described in Note 3 above, on November 13, 2000, the Company and BMI entered into an agreement to retire the entire amount of the outstanding shareholder loan. The Company will pay to BMI $300,000 in cash, BMI will forgive $500,000 of the shareholder loan and the balance of $1,365,696 will be converted into 380,417 shares of Common Stock. In addition, on the same date, the Company and BMI entered into an agreement to convert the $675,000 outstanding balance due as consulting fees into 188,022 shares of Common Stock.

         On November 5, 2000, the Company, BMI and Double Impact executed a Settlement Agreement that released each of the parties from its obligations under Strategic Collaboration Agreement, the Share Delivery Agreement and the Double Impact Promissory Note.

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

OVERVIEW

         We are a development stage company that has not yet generated any revenue. We have restructured our existing plastic business and entered into a new business involving development of primarily European Internet businesses. These two businesses will be carried out in two of our subsidiaries formed for those purposes. We are presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

PLASTIC BUSINESS

       Over the course of the next twelve months, we anticipate that we will engage in the following activities:

          1. We intend to capitalize and acquire an entity in France in order to create a full scale commercial recycling plant specifically for the recycling of computer scrap.

          2.   We expect to maintain patent and trademark filings.

          3. We intend to capitalize on the commercial value of the plastic business' technology in the form of licensing agreements with industrial partners.

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

          3.   We anticipate hiring a Chief Investment Officer and Internet
               Analyst.

          4. We expect to identify candidates for migration from North America to the European Union ("US 2 EU") and D&A. It is expected that these candidates will be involved primarily in B2B e-commerce, wireless Internet applications, or Internet infrastructure.

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


LIQUIDITY AND CAPITAL RESOURCES

         As of the date of this Form 10-QSB, we have yet to generate any revenue from our business operations. Consequently, we have been dependent upon issuances of new securities and shareholder advances from Bachkine & Meyer Industries, S.A. to fund our cash requirements.

         As of September 30, 2000, we had assets of $3,141,496 and liabilities of $3,429,261. The biggest components of the liabilities are the loan due to shareholder of $2,165,696 and the accrued consulting fees of $675,000. The loan due to shareholder will be satisfied in full by a cash payment of $300,000, the forgiveness of $500,000 and the conversion of the remaining balance into equity, at a rate of $3.59 per share. The entire amount of the consulting fees are to be converted into equity at a rate of $3.59 per share.

PLASTIC BUSINESS

         For the next twelve months, we anticipate that we will require at least $1,000,000 in additional capital to acquire and develop a commercial plant to recycle computer scrap. We anticipate that these funds will either be provided by additional loans from Bachkine & Meyer Industries, S.A. or from the proceeds of a private placement of our equity securities.

INTERNET BUSINESS

         Our Internet business is in its initial stage of development. This business has not generated any revenues to date. In order to operate this business in accordance with our current business plan, we intend to raise a minimum of $60,000,000 in the next twelve months. We anticipate that in the next 90 days, we will raise approximately $10,000,000. We cannot guarantee that any new capital will be available to us or that adequate funds for operations will be available as or when needed, or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our proposed activities and potentially to cease operations in both the plastic and Internet businesses.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK

         The Company has no long-term debt as of September 30, 2000. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are included with this report.

                  10(xii) Loan Retirement Agreement dated as of November 13, 2000 by and between the Company and Bachkine & Meyer Industries, SA.

                  10(xiii) Consulting Fee Conversion Agreement dated as of
                           November 13, 2000 by and between the Company and BAMI Consulting, Inc.

         (b)      Reports on Form 8-K

                  None

SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  New Generation Holdings, Inc.
                                  (Registrant)


Date: November 21, 2000           By: /s/ Paul Hokfelt
                                  -------------------------------------
                                  Paul Hokfelt
                                  Chief Executive Officer


                                  By: /s/ Anna Karin Portunato
                                  ------------------------------------
                                  Anna Karin Portunato
                                  Interim Chief Financial Officer