Form 10KSB
period 2000-12-31
NEW GENERATION HOLDINGS INC
filed 2001-04-20
CIK 1024605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2000

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to _______

                         Commission file number 0-24623

                          New Generation Holdings, Inc.
                    (formerly, New Generation Plastic, Inc.)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                            13-4056896
      -------------------------------     ----------------------------
      (State or other jurisdiction of     (IRS employer identification
               incorporation)                             no.)

        400 West Broadway, 6th Floor; New York, New York          10012
      ----------------------------------------------------     ----------
            Address of principal executive offices)            (Zip Code)

                    Issuer's telephone number: (212) 937-5054

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

         Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year were $0.

         The aggregate value of the common stock of the Company held by non-affiliates is $39,103,731 based on the price at which the freely tradable common stock was sold on December 29, 2000.

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

ITEM 1. DESCRIPTION OF BUSINESS.

         New Generation Holdings, Inc. ("We," "Us" or the "Company") was incorporated in the State of Delaware on April 15, 1999. We have three business focuses: (a) the expansion and operation of Minerva Softcare NV, (b) the continued commercialization of our patented plastic technology and (c) the maintenance of the technology, Internet, mobile and entertainment ("TIME") investments we made in development and acceleration (D&A) companies during 2000.

         In two separate transactions completed on December 29, 2000 (for 25%) and February 28, 2001 (for 75%), respectively, we acquired all of the outstanding shares of Minerva. Minerva is a Belgian company we identified in our focus on TIME investments. It is engaged in the business of software development and providing software solutions. Minerva's products have enabled it to evolve from pure product development and selling, to solution provision and technical consulting. Minerva specializes in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions.

Reorganization

         On May 17, 2000, the stockholders approved a reorganization that involved the creation of a holding company structure. As part of the reorganization we changed our name from "New Generation Plastic, Inc." to "New Generation Holdings, Inc." and formed two (2) new wholly owned subsidiaries. The first, New Generation Partners, Inc., in the State of Delaware, was formed to allow us to more effectively pursue our D&A business. In light of the opportunities presented by the acquisition of Minerva, New Generation Partners is now primarily focusing on the expansion and operation of Minerva. In addition, we transferred all of our assets and liabilities relating to our plastic business to the second newly formed wholly-owned Delaware subsidiary, NG Plastic, Inc., and its name was changed to "New Generation Plastic, Inc." New Generation Plastic is now actively engaged in pursuing commercial applications for our patented plastic processing technology.

MINERVA SOFTCARE NV BUSINESS


         Minerva Softcare N.V., founded in Belgium in 1993, is an integrated technology infrastructure solutions provider that has a portfolio of software products in data extraction, modeling and lifecycle management. Minerva's proprietary "Meta" group of products has enabled it to evolve from a pure product distribution business to a full service solution provider that offers consulting services. As part of its enhanced marketing plan, Minerva will soon begin selling the "Meta" group of products under its own name to help differentiate them from the products of competitors and build the "Minerva" brand.

         Minerva currently markets its own proprietary software products and services in the following areas:

         a. MinervaTransfer (now marketed as MetaSuite): Data extraction, transformation and Loading (ETL) that are key processes in building data marts and warehouses;

         b. MinervaChange (now marketed as MetaChange): Lifecycle management, manages and controls software and development projects with an object based architecture leveraging the power of the latest Internet technology; and,

         c. MinervaFrame (now marketed as MetaFrame): A framework to design, develop and deploy rapidly application service provider (ASP) ready applications; and,

         d. MinervaDBA (now marketed as MetaDBA): Data Modeling and CASE tools using structured analysis techniques.

         e. Vantage Team: Integrated model driven development environment for building and maintaining enterprise client server systems.


         Through this combination of software, Minerva offers an integrated back-office toolkit for the development, implementation, maintenance and support of corporate intellectual technology infrastructures, with the provision of technical consulting support at all stages of the product life cycle.

         In addition to Minerva's own product portfolio, it also markets and sells third-party software when such software offers additional solutions for Minerva's customers. In this way, Minerva complements its own product and service offering with the products of other providers to ensure the best possible infrastructure solution to its customers.

         Minerva's Goals

         We aim to effectively leverage the depth, experience and energy of our management team and partnership network to enable Minerva to achieve the following goals:

         a. Initially grow organically by leveraging Minerva's expertise in the infrastructure software market and exploiting Minerva's existing customer base in the European countries;

         b. To transform the existing ad hoc international sales into targeted growth sales through the implementation of local professional sales organizations in Germany, France and UK, enabling Minerva to effectively compete for the business of multinational corporations;

         c. To develop and expand the product development center of expertise in Belgium; and

         d. Through partnerships and acquisition to become a global infrastructure software leader with excellence in developing and deploying software tools for software developers.


         Strategic Plan

         We have developed a strategic plan to grow Minerva over the next five years. The plan will strive for the global growth of Minerva by means of:

         a.       strategic mergers & acquisitions, partnerships and alliances;

         b. developing Minerva's human resources, sales, marketing and public relations programs;

         c. continuing investment in research and development ("R&D") on new infrastructure software; and,

         d. rigorously monitoring key performance indicators of Minerva's progress.


         We believe that the basis for Minerva's growth lies in its key underlying values of customer care and satisfaction, which will form the cornerstone of its marketing, organizational development and commercial operations. This approach is referred to as the Minerva Customer Softcare Approach.

         Change Management and Data Warehousing Software Markets

         Change Management Software is generally referred to as Software Configuration Management tools (SCMs). SCMs not only control processes of application development and deployment, but also have become increasingly more sophisticated to incorporate process management and change request tracking. Additionally, most SCM vendors are now positioning their products for Web-content management.

         SCM products are development tools used primarily by application developers. The market can be subdivided as follows:

         a. Technical or Information Systems - software development, quality assurance and version control.

         b. Process-based SCM - extending beyond traditional SCM tools to provide organization and control of processes and procedures used in software development and deployment, as well as software version control.

         The SCM market worldwide in 1999 grew 24.6%, increasing from $592 million to $738 million in worldwide revenue. The 32-bit Windows operating environment accounted for most SCM revenue in 1999, with a 42.8% share. Unix made up 26.7% and the mainframe environment accounted for 25.6%.

         We believe Data Warehouses will become the hub technology for extensive information distribution systems. The following are some third-party forecast highlights:

         a. 15% of businesses will use data warehousing and analysis application service providers by 2005. (Source: Gartner Group, July 2000.)

         b. $20 billion in worldwide revenues generated from CRM data warehousing software and services by 2004. (Source: Gartner Group, July 2000.)

         c. 85% increase in expenditures for business intelligence and data warehousing (BI/DW) applications in Europe over the next three years. (Source: Survey.com, Aug 2000)

         d.       4-5x growth in BI/DW applications in Europe by 2002. (Source:
                  Survey.com, Aug 2000)

         e. User expenditures for BI solutions to grow 51% AAGR over next 5 years to $113 billion.

         f. Average database size to increase by a factor of 24 over the next 3 years.

         g. Average number of users to grow by a factor of 42 over the next 3 years.


Competition

         The following companies are significant participants in the SCM market.

         Rational Software

         Rational was the market leader in 1999 with $195 million worldwide revenue. It is focusing on providing one-stop shopping for developers of e-business applications. Their two flagship products are ClearCase and ClearQuest. Rational has worked extensively in partnership with IBM and Rational products are part of the SCM strategy for IBM customers.

         Computer Associates (CA)

         CA was the revenue leader in 1999 in the mainframe-centric segment of the SCM market with its Endevor product. CA also acquired Platinum Technologies with its CCC/Harvest products.

         Merant

         Merant's PVCS product had $100 million of sales revenues in 1999 or 13.5% market share.

         Serena

         Serena's SCM revenue was $68 million in 1999 or 9.2% market share. Serena is the main competitor for CA in the mainframe arena, but is also concentrating on the distributed software and client/server market.

         We believe that the clear trend from all the major vendors is their target on the e-business market, as they are all shifting emphasis to developing tools for this arena.

         Our Data Warehousing Competitors

         ETI (Evolutionary Technologies International)

         ETI is a major player in the mainframe ETL market, enjoying strategic partnerships with IBM, NCR and SAP. Additionally, ETI is active in the mid-range Unix arena and PC network systems. The flagship product is the ETL product, ETI.EXTRACT Toolkit.

         Informatica

         Informatica is an ETL solutions provider that has its main market focus in the mid-range Unix market. Informatica also provides eBusiness analytic software that enables companies to interrogate the database, and hence is active in both the front and back office. Informatica has been ranked as North America's fastest growing technology company, having achieved 10,491% revenue growth from 1995-1999. (Source: Deloitte & Touche, November
2000).

              Sources and Availability of Equipment/Raw Materials

         Minerva uses standard computer hardware and software as equipment. All these systems are readily available and maintained with the necessary upgrades when required.

              Research and Development

         Minerva's research and development activities are based on providing functionality with new technology to ensure all products will run on all platforms. This new scaleable development framework is defined on Java2 components exchanging XML messages over the HTTP Internet protocol. With this technology, users will be able to use Minerva's applications at any place in the world, at any time using any computing platform, making people even more reactive to business changes. Minerva's applications have imbedded change management functions using the same technology to make sure that all business changes are being securely stored and controlled. To achieve its development goals Minerva's R&D budget is $1,828,000 for 2001. Minerva spent $726,429 in 2000 on R&D.

              Employees

         Minerva currently has 45 employees. We expect the number to increase over the next year as we build a stronger sales and marketing force across Europe together with the necessary professional services support staff in each territory.

              Patents and Trademarks

         Minerva has initiated applications world-wide for trademarks for each of its "Minerva" products.

PLASTIC BUSINESS

         Our plastic blending technology enables the production of homogeneous, commercially usable polymers from a varied stream of otherwise immiscible waste plastic or virgin feedstock. To date we have not generated any revenue from our technology and have devoted our efforts to developing the technology to a commercially viable stage. We believe that our technology is unique in its ability to combine mixed plastic, including blending different polymers which are normally incompatible, into homogenous compounds (the "NGP Compounds") through a mechanical process. The NGP Compounds are created without the use of costly additives, known as compatibilizers, which link non-compatible resins. We believe that NGP Compounds can be customized to meet desired physical specifications. Moreover, our technology can utilize consumer and industrial plastic waste, as well as virgin materials. Accordingly, we believe that our technology provides a solution for the processing of mixed plastic waste. Therefore, we expect that initial commercialization efforts will be focused on the recycling market, and more specifically computer and telecommunications scrap.

         We are presently negotiating with potential industrial partners to establish joint venture(s) to build and operate plants for the processing of computer and telecommunications equipment scrap in Europe. We hope that we will enter into an agreement with a venture partner in the second quarter of 2001.

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

         We are currently operating a bench top prototype with a capacity of approximately 30 kg/hour, have finalized the plans for the creation of a 150 kg/hour pilot unit and have plans for a full commercial size unit with a capacity of 1,000 kg/hour (the "NGP Unit"). Our technology is protected by patents that are issued or pending in 62 jurisdictions worldwide.

         We estimate that Newplast, NV and its affiliates (together, "Newplast"), the prior owner of our technology, spent in excess of $12,000,000 from 1991 to 1996 in their effort to develop our technology. Seven prototypes were produced and tested, with the last and largest unit having a standard capacity of 350kg/hour. Newplast was forced into liquidation by their creditors in 1996. In 1998, Bachkine & Meyer Industries, S.A. bought the patent rights covering the plastic blending technology for approximately $550,000 from a secured creditor and hired Bernard Dubrulle d'Ohrcel, the chief engineer in charge of the development of the prototypes for Newplast.

         The thermoplastic end product created by our technology from mixed plastic waste is expected when produced on a commercial scale to have physical and chemical properties that are comparable to certain virgin resins. In our opinion, current recycled mixed plastic products have poor physical and chemical properties that have limited their commercial acceptance. We expect that commercial users of our technology will be able to produce a series of NGP Compounds with specified characteristics by controlling the mix of the recycled plastic feedstock without the use of compatibilizers. Additionally, NGP Compounds can be created from mixed virgin resins that are currently immiscible.

         Historically, virgin resins were not mixed due to the costs of chemical processes, limited miscibility of polymers and limited markets due to higher end product costs. However, over the past 10 years, polymer blends have garnered as much as a 30% market share of polymer consumption. We believe that our technology is well suited for the development of additional polymer blends and may offer an economical process for recycling those blended products. NGP Compounds can be pelletized and easily used in standard plastic manufacturing techniques, such as injection, extrusion, extrusion/calendar, blow molding and compression molding. These pellets can then be used in a range of applications such as building materials, highway construction and sign posts, agriculture, transportation, household products, office equipment, consumer electronics, etc. The raw material costs of NGP Compounds utilizing plastic waste should be approximately half of the cost of using commodity virgin resins (depending on geographic variables such as electric and labor costs, percentage content/volume/costs of the plastic waste stream and the specific resin the NGP Compounds are being compared to).

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

         Competition

         We believe that current plastic or rubber processing equipment manufacturers could compete with us through the use of new or existing technology. There are more established and better funded waste processing equipment companies that currently manufacture waste processing equipment that will compete with equipment utilizing our technology. We anticipate, however, that one or more of those companies may be the exclusive or nonexclusive manufacturers for our NGP Units.

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

         Sources and Availability of Equipment/Raw Materials

         We believe that the reclaimed plastic waste utilized as a raw material in our technology is readily available worldwide at little or no cost. In some circumstances, we believe that we may receive payments, in the form of "tipping fees" to receive the plastic waste materials we utilize.

         Most of the equipment that makes up the NGP Unit is available from various manufacturers worldwide. The processing chamber is a unique design, but we believe that it can be manufactured by any of a number of the major plastic machinery manufacturers.

         Patents and Trademarks

         Our plastic blending technology currently utilizes our three related U.S. Patents, Number 5,891,955 issued on April 6, 1999, Number 5,945,479, issued on August 31, 1999 and Number 6,107,400, issued on August 22, 2000, entitled Process for Transforming a Starting Material Containing At Least Two Different Thermoplastic Materials Into A New Homogenous Thermoplastic Material. These patents have been filed or are pending in 62 jurisdictions worldwide. The European Patent No. 92907183.5-2307 issued on September 16, 1998 was opposed by Solvay, SA. In a hearing on February 8, 2001, the European Patent Office upheld the European Patent limiting it to recycling applications. We intend to appeal this decision. We, however, still have separate patents issued in each of the individual European countries that do not have the recycling applications limitation.

         We have the following two (2) trademarks registered and one pending registration with the United States Patent and Trademark Office:

         a.       Mark:             New Generation Plastic
                  App. No.:         75/628132
                  App. Date:        January 27, 1999
                  Status:           Granted

         b.       Mark:             NewGen Plastic
                  App. No.:         75/628971
                  App. Date:        January 27, 1999
                  Status:           Granted

         [c.      Mark:             NGP
                  App. No.:         75/627,960
                  App. Date:        January 27, 1999
                  Status:           Pending

         Each trademark covers the following goods and services: (a) Machinery for the Production of Plastic Material, (b) Computer Software Used for the Production of Plastic Material, (c) Plastic Material Used for Manufacturing and (d) Manufacture of Plastic Products for Others, Recycling of Mixed Waste Plastic Products for Others.

         Research and Development

         We have been engaged in internal and external research and development efforts aimed at bringing our technology to a commercially viable stage. A research agreement was entered into with an independent polymer research and testing organization called Pole Europeen de Plasturgie ("PEP") located in Oyonnax, France to further analyze our technology and the NGP Compounds it produces. In addition, some of the materials produced by our bench top prototype were tested by Polymer Diagnostics, Inc. ("PDI") an independent testing group based in Lake Avon, Ohio. PEP and PDI were commissioned to accelerate the development and commercialization of our technology. Their objectives were to: 1) show the improved technology performance relative to conventional blending equipment, 2) show the commercial potential by processing several readily available mixed plastic waste streams and some innovative blends from virgin materials, and 3) gain process understanding to predict material properties and develop quality control software in commercial machines. In 2000, we spent $252,342 on research and development, both internally and with PEP and PDI.

         In view of our desire to seek a commercial rather than academic course for our plastic process, the research agreement with PEP was terminated and further testing at PDI was discontinued. New Generation Plastic has continued internal development efforts focused on the commercial processing of computer and telecommunications plastic scrap. This segment was identified because certain European industrial concerns have sought our assistance with solutions for the high cost of recycling and disposing of this waste. Preliminary runs of plastic computer scrap produced by our bench top prototype in small batches have been successfully run through the manufacturing equipment of a major plastic product manufacturer that has indicated that it would accept our processed computer scrap output if it was available in sufficient quantities.

          Number of Employees

         We have no employees as of the date hereof directly engaged in the plastic business, however, we do use the services of independent consultants. We expect that, as joint ventures are established to exploit the NGP technology, we may hire employees to meet the requirements of such business plans.

D&A BUSINESS

         We formed New Generation Partners, Inc., a wholly-owned Delaware subsidiary in February of 2000 for the purpose of establishing an Internet Development & Acceleration (D&A) Network throughout Europe. The focus of the D&A network was broadened to include interest in technology, Internet, mobile and entertainment ("TIME") sectors. During the course of the year we invested a total of $976,629 in five (5) ventures within these sectors. We also entered into collaborative partnerships with Resco, AB and eMarketer, Inc. to provide more depth to the range of services that we could provide. Resco is a publicly held Swedish Technology company with over 580 professionals. Resco provides us with expert technology due diligence, investment oversight services, and a strong technology base. Resco acts as New Generation Partners' Chief Technology Officer. eMarketer is a US new media publisher and information aggregator and a world-wide authority on business online. eMarketer is a source of significant real time in-house research and market trend data. We also entered into a partnership with Double Impact, Inc., a California based venture accelerator that was unsuccessful and was terminated in October of 2000 (See Part III, Item 12 Certain Relationships and Related Transactions, below, for more information).

         In view of various factors, including the current market conditions for TIME ventures and our recent acquisition of Minerva, we plan to curtail our activities in the D&A business and maintain and monitor our present D&A companies. We do not anticipate seeking additional D&A opportunities, but we may make continuing investments in our present D&A companies. We will maintain our partnerships with Resco and eMarketer in the context of developing Minerva's business.

The TIME Markets

         The Internet has created a significant and abrupt shift in the way in which many companies do business. The Internet provides global connectivity and unprecedented breadth of information accessible at rapid speed and minimal cost. This low cost interconnectivity has changed how many companies communicate internally, transact business with vendors and customers and compete with firms around the world. These factors coupled with the relatively low costs associated with establishing an Internet company led to a boom in new Internet companies, that turned into a bust in the later part of 2000.

         Development & Acceleration Network

         Aside from Minerva, we made five investments in early stage TIME ventures during 2000. These D&A companies are served by our personnel in Geneva and London. The three remaining D&A companies are after the termination of our relationship with Double Impact, Inc. and Adventagon:

WASHNET.NET - THE NETHERLANDS

         We have a 35% interest in Washnet.net. We believe Washnet.net is positioned to be the premier commercial laundry industry portal for the world. This B2B site will cater primarily to large commercial laundries (servicing a range of institutions like hospitals, hotels, restaurants, schools, etc.). The site will be a platform for e-commerce transactions, information, employment, and communicating with other people in the industry. The commercial laundry industry is a niche market that we believe is currently not targeted by any existing Internet competitors.

WAPARESULT.COM - UNITED KINGDOM

         We have a 17% interest in WapaResult.com, and have the option to make an additional investment for a larger equity interest. WAPaResult.com offers 24 hour live sports coverage and results services, which is accessible to the consumer via their mobile phone or personal data appliance (PDA). Currently, it is one of the most heavily trafficked Wireless Application Protocol (WAP) sites in the world. There are 117 million people in the European Union with wireless phones and over 2 billion SMS text message are being sent each month. Industry analysts predict that mobile commerce is poised for exponential growth over the next few years. According to industry experts, the global number of wireless data users will increase from approximately 300 million to 1 billion by 2003. Estimates are that by the end of 2001, 50 million of these users will own a commerce-capable wireless phone. Currently there are over 1 million WAP enabled phones in the United Kingdom (UK).

         WAPaResult's current goal is to concentrate its resources on expanding and developing its core sports results content and value added services, including mobile betting. WAPaResult's long-term goal is to ensure that it remains the premier results service for people who need fast, up-to date results of all types while on the move. It aims to achieve these goals by:

   -  Forging betting alliances                   -  Expanding the revenue base

   -  Developing GPRS and 3G wireless strategies  -  Negotiating high profile portal positioning

   -  Building robust IT                          -  Extending marketing
      infrastructure                                 effort

   -  Attaining further funding for future growth and development


         Since its launch in March 2000, WAPaResult has gained a user base of over 120,000 users per month increasing by approximately 15% a month, reaching approximately 10% of the total UK market for WAP users. WAPaResult's users viewed over 1.2 million pages in January and the viewing rate is growing by about 25% per month. WapaResult is presently on most of the major UK network portals and has an agreement with BT Genie for positioning, content and m-commerce, which will provide both increased distribution and revenue. WapaResult is the only live sports results service to be included in the first third generation (3G) trial with British Telecom.

TARINFO.COM - SWEDEN

         We have a 24% interest in Tarinfo. It intends to be Europe's leading provider of tariff-related information and services on the Internet. Tarinfo's customers are European companies working with imports and exports. Its target customers are those with experience with electronic customs tariffs who can serve as models and forerunners in the market.

         Tarinfo will offer the EU's common customs tariffs via the Internet, in a version tailored to its customer's ERP systems. The company gathers information from Swedish Customs and then develops the customized versions. Tarinfo will also offer a web-service for advanced searches in the customs tariffs, in order to provide decision support for the customer's commercial process.

ADVENTAGON AB

         We also made an investment of $200,000 for 20% of the equity of Adventagon AB (Sweden). Adventagon was attempting to develop an online 3-dimensional interactive game for the Internet whose success depended on securing a tie-in with a television show offering a large cash prize to the winner. It does not appear that the necessary television relationship will ever be acquired. We, therefore, believe that our investment in Adventagon is now effectively worthless and we have written it off as of the end of the year.

Competition

         In view of the fact that we are reducing our focus on developing TIME companies and will no longer be seeking to invest in new ventures, we are no longer competing for investments. The only competition in this area of our business is now the various competitors of our D&A companies.

Employees

         Our D&A business currently has 4 employees. The services of these employees have been largely transferred to the operation of the Minerva Business except for time necessary to maintain contact with our remaining D&A Companies.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

         We have a three (3) year lease for office space at Rue des Pierres-du Niton 17, Geneva, Switzerland. Currently, the rental is at a monthly rate of $3,206. During 2000, we incurred $40,954 for rent of an office in London that we occupied on a month to month basis. In early 2001, we discontinued that tenancy and we do not expect to need any further office space in London in the near term. The foregoing arrangements are sufficient to conduct the day to day operations of our businesses.

ITEM 3. LEGAL PROCEEDINGS.

         Except as set forth below, we are not a party to any pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened. None of our officers, directors, or beneficial owners of 5% or more of our outstanding securities is a party to proceedings adverse to the us nor do any of the foregoing individuals have a material interest adverse to us.

         We were served with notice of arbitration by CB Hill & Co, Inc. seeking the delivery of 15,000 freely tradable shares of our common stock and asking for $100,000 in damages. We had entered into an investment banking agreement with CB Hill that involved arranging for the sale of outstanding shares. We will vigorously defend the arbitration and have filed a counterclaim. We do not expect the outcome to have a material adverse impact on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2000.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is traded on the OTC Bulletin Board under the symbol "NGPX". The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on the OTC Bulletin Board, for the period from June 11, 1999 through December 31, 2000. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

           -------------------------------------- ---------- ------------
                                                     High       Low
           -------------------------------------- ---------- ------------
           4th Quarter 2000, ended 12/31/00          $5.25     $2.875
           -------------------------------------- ---------- ------------
           3rd Quarter 2000, ended 9/30/00           $7.5      $5.125
           -------------------------------------- ---------- ------------
           2nd Quarter 2000, ended 6/30/00           $8.375    $6.5
           -------------------------------------- ---------- ------------
           1st Quarter 2000, ended 3/31/00           $8.375    $6.0
           -------------------------------------- ---------- ------------
           4th Quarter 1999, ended 12/31/99          $8.50     $6.25
           -------------------------------------- ---------- ------------
           3rd Quarter 1999, ended 9/30/99           $8.25     $4.125
           -------------------------------------- ---------- ------------
           6/10/99 to 6/30/99                        $8.25     $3.00
           -------------------------------------- ---------- ------------


DIVIDEND POLICY

         No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our businesses.

HOLDERS

         There were 149 stockholders of record of the Company's common stock as of December 31, 2000.

RECENT SALES OF UNREGISTERED SECURITIES

         Except as set forth below or in our Quarterly Reports on Form 10QSB for 2000, there have been no recent sales of unregistered securities

         Issuances in consideration for services:

         a. An affiliate of Westerman Ball Ederer & Miller LLP 13,314 and 9,581 shares on February 7, 2001 and April 12, 2001, respectively, in consideration for legal fees per agreement.

         b. Adam Friedman Associates LLC 9,000 and 6,750 shares on December 13, 2000 and April 12, 2001, respectively, in consideration of investor relations services per agreement.

         c.       Marcel Rokegem, a director of the Company received
                  50,000 restricted shares on April 7, 2001 in consideration for his services in closing on the acquisition of the remaining shares of Minerva (75%) on February 28, 2001.

         Acquisitive Issuances:

         a. Icare BVBA 965,987 shares on December 29, 2000 in exchange for 156,250 shares of Minerva Softcare NV (representing 12.5% of the then outstanding shares of Minerva) and 2,682,671 shares on February 28, 2001 in exchange for 468,750 shares of Minerva (representing 37.5% of the then outstanding shares of Minerva)

         b. Rapide BVBA 965,987 shares on December 29, 2000 in exchange for 156,250 shares of Minerva Softcare NV (representing 12.5% of the then outstanding shares of Minerva) and 2,682,671 shares on February 28, 2001 in exchange for 468,750 shares of Minerva (representing 37.5% of the then outstanding shares of Minerva)

         Issuances in Satisfaction of Indebtedness:

         a.       Nasha Holdings Ltd.     380,417 shares on December 29, 2000
                  at the direction of Bachkine & Meyer Industries, SA in connection with the cancellation of its shareholder loan. (See
                  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, for further detail on the transaction)

         b.       NASI Intelligence SA    188,022 shares on December 29, 2000 at
                  the direction of BAMI Consulting, SA in connection with the cancellation of accrued consulting fees. (See ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, below, for further detail on the transaction)

         c. Schnader Harrison Segal & Lewis LLP 43,333 shares on January 30, 2001 in connection with the satisfaction in full of an outstanding account payable for legal fees.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

         You should read the following plan of operation in conjunction with the financial statements and notes thereto contained elsewhere in this Form 10-KSB. The following information contains forward-looking statements that are subject to risks and uncertainties. If one or more of these risks and uncertainties materialize, actual results may differ from those expressed or implied by the forward-looking statements.

OVERVIEW

         We have not yet generated any revenue. We are reorganizing our existing D&A and plastic business and with the acquisition of Minerva Softcare NV will direct much of our efforts in the next year to the development and expansion of Minerva's business and initiating commercial use of our plastic technology. Our businesses are carried out in two of our subsidiaries formed for those purposes. We are presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

MINERVA BUSINESS

         Over the course of the next twelve months, we anticipate that we will engage in the following activities:

         1. We expect to identify and establish marketing and distribution strategies to expand Minerva's business.

         2.       We anticipate hiring a permanent Controller.

         3. We anticipate acquiring control of our independent distributor in Germany.

         4. We expect to focus R&D on the further development of Minerva's life cycle management, data extraction and modeling platforms.

         5. We intend to enhance our product offerings by providing enhanced compatibility with applications on all platforms, including "IBM Websphere" and "IBM VisualAge for Java."

         6.       We intend to seek strategic M&A, partnerships and alliances.

PLASTIC BUSINESS

         Over the course of the next twelve months, we anticipate that we will engage in the following activities:

         1. We intend to identify and enter into a joint venture with an established European industrial partner to create a full scale commercial recycling plant specifically for the recycling of computer scrap.

         2.       We expect to maintain our patent and trademark filings.

         3. We intend to seek licensing agreements or joint ventures with other industrial partners for other applications aside from computer scrap.

D&A BUSINESS

         Over the course of the next twelve months, we expect to maintain contact with our existing D&A Companies.

LIQUIDITY AND CAPITAL RESOURCES

         As of the date of this Form 10-KSB, we have yet to generate any revenue from our business operations aside from those generated by Minerva. Consequently, we have been dependent upon issuances of new securities and shareholder advances to fund our cash requirements. We expect that Minerva will continue to provide revenues, some of which may be available to our other businesses and general corporate overhead. As of December 31, 2000, we had assets of $4,204,130 and liabilities of $645,623.

MINERVA BUSINESS

         Minerva is an existing business and has cash reserves and cash flows that we expect will be sufficient to fund its operations.

PLASTIC BUSINESS

         For the next twelve months, we anticipate that we will require at least $1,000,000 in additional capital to acquire and develop a commercial plant(s) to recycle computer scrap. We anticipate that these funds will originate either from the proceeds of a private placement of our equity securities or from capital invested by European industrial partners in specific joint ventures. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our proposed activities.

D&A BUSINESS

         Our D&A business remains in its initial stage of development. The D&A business has not generated any revenues to date. In order to operate this business in accordance with our present plan of merely maintaining contact with and providing management support, we do not anticipate needing any further capital in the next twelve months. If appropriate, however, we may elect to make certain additional investments in one or more of the D&A companies. We anticipate that in the next twelve (12) months the maximum that would have to be raised is approximately $1,000,000. We cannot guarantee that any new capital will be available to us or that adequate funds for such investments will be available as or when needed, or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our proposed investments and potentially to cease operations in the D&A business.

HOLDING COMPANY

         Although much of the general corporate overhead will be assumed by our subsidiary businesses, we expect that over the next twelve (12) months we will incur approximately $650,000 of corporate overhead expenditures for salaries, rent, insurance, and legal expenses, etc. in connection with our status as a holding company for our businesses, including, without limitation, management, maintenance of our securities laws registrations and financing efforts. At present we do not have sufficient cash on hand to meet all of these expected overhead outlays. The additional funds necessary must be raised from other sources of equity or debt financing. We cannot guarantee that any new capital will be available to us or that adequate funds for our overhead will be available as or when needed, or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay, curtail or scale back some or all of our proposed operations and potentially cause us to restructure or sell one or more of our subsidiaries or assets.

FAS 133: In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended by SFAS 137 and 138, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal years beginning after June 15, 2000. We adopted SFAS 133 on January 1, 2001. The adoption of this standard did not have any material impact on our financial statements.

FAS 140: In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 (SFAS 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. We do not expect any material impact to our financial statements from the adoption of this standard.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are included herewith. The Company's audited Financial Statements as of and for the fiscal year ended December 31, 2000 and for the period from April 15, 1999 (Inception) to December 31, 1999 are set forth at the pages indicated at Item 13(a).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

         We dismissed Randy Simpson, CPA as our independent accountant as a result of the change in control on June 10, 1999. The Board of Directors selected KPMG LLP as the new independent accountants. There was no dispute or disagreement with Mr. Simpson with regard to the financial statements or accounting principles and practices. The decision to hire KPMG LLP was made because we expected that our accounting needs would be significantly expanded and we desired a firm with an international reputation.

         On March 21, 2001, KPMG LLP resigned and KPMG Fides Peat was engaged as principal independent accountants. The decision to change accountants was approved by the board of directors because the main focus of our operations is in Europe and the new independent accountant will have more convenient and economical access to our management, accounting records and financial personnel.

         In connection with the audit as of December 31, 1999 and for the period from April 15, 1999 (date of inception) through December 31, 1999, and the subsequent period through March 21, 2001, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit report of KPMG LLP on the financial statements of New Generation Holdings, Inc. as of December 31, 1999 and for the period from April 15, 1999 (date of inception) through December 31, 1999, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles except as follows. KPMG LLP's auditors' report on the financial statements of New Generation Holdings, Inc. as of December 31, 1999 and for the period from April 15, 1999 (date of inception) through December 31, 1999, contained a separate paragraph stating the following:

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

         The following table sets forth the names, ages and positions of our executive officers and directors:

         Name                      Age      Position and Offices with the Company
-------------------------------------------------------------------------------------
         Jacques Mot                44      Chairman of the Board of Directors

         Paul Hokfelt               47      President, Chief Executive Officer and Director

         Thomas Marshall            43      Executive Vice President, Secretary and
                                            General Counsel and Director

         Anna Karin Portunato       34      Chief Financial Officer

         Terry Chabrowe             50      Director

         Sylvie Challande           29      Director

         Kjell Jacobsson            50      Director

         Marcel Rokegem             51      Director

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

         Mr. Mot was also a Director of Argenta & Magnum Management
Company Ltd. - Gilbratar, a company that was engaged in providing financial advisory services. From 1987 to 1992, Mr. Mot was the General Manager and Director of Iesa Investissements S.A., a portfolio management and investment company, where he handled portfolio and investment management on a confidential basis. Mr. Mot attended the University of Lausanne, Switzerland studying economics from 1976-1979.

         Paul Hokfelt has served as our President and Chief Executive Officer since January 25, 2000. Paul is a Swedish national who has been active internationally and gained senior management experience in several European countries and the United States with service providers in the medical field. Prior to joining us, Paul was most recently a director and CEO of UCT International, a contract research organization. Additionally, he was instrumental in his role as managing director and COO in the rapid growth of Unilabs, S.A., a company he joined from its start-up and led through its trading on the Swiss Stock Exchange in April 1997. Unilabs, S.A. is a European leader in the field of medical laboratory diagnostics.

         Prior to these appointments, Paul was a senior officer with several Scandinavian financial institutions for over ten years, amongst them SEB, which specializes in the structuring of complex financing solutions. He holds a degree in Business Administration from the Stockholm School of Economics (1976).

         Thomas Marshall has served as General Counsel, Executive Vice President and Secretary since August of 1999. He has also been a member of our Board of Directors since April of 1999. Prior to joining us, Mr. Marshall was counsel to the New York office of the law firm of Schnader Harrison Segal & Lewis LLP (from 1996 to 1999) where he concentrated in Taxation and Corporate and Securities law. From 1993 to 1996, he was associated with the law firm of Keck, Mahin & Cate where he performed similar duties.

         Mr. Marshall holds a BS in Business Administration from the University of Rhode Island, a JD from St. John's University School of Law and he was awarded an LLM in Taxation from the New York University School of Law.

         Anna Karin Portunato has served as Chief Financial Officer since April, 2000. She is an accountant who worked from 1988 to 1992 with Arthur Andersen on a range of international projects. From 1994 on she has acted as an independent financial consultant and accountant working with a number of clients, including Arthur Andersen. She currently is CFO with Argo-Soditic, a private equity fund based in Switzerland. Mrs. Portunato was educated in Belgium and received an advanced economic degree from Lausanne HEC in 1988. She holds dual US and Dutch citizenship.

         Terry Chabrowe has served as a Director since May, 2000. Mr. Chabrowe is a director, chief finance officer and chief technology officer for eMarketer, Inc. - a leading aggregator/publisher of information and statistics for the Internet Industry and an NGP Partner. Additionally, he is a founder of the New York based B2B-Hive incubator group. He began his career in advertising at Ries Cappiello Colwell. During his tenure he served as Chief Financial Officer and then Creative Director. In 1979, he co-founded the advertising agency Cappiello+Chabrowe, one of the first agencies to apply desktop publishing technology to the marketing and advertising process. In the mid-1980's, Terry began development of a proprietary software system for managing ad agencies and marketing departments of corporations which developed into Arete, Inc.

         Sylvie Challande has served as a Director since May, 2000. Ms. Challande is an attorney-at-law with the prestigious Geneva firm Budin & Partners. Prior to being with Budin, she was with the law firm Poncet Warluzel & Partners. Ms. Challande has a range of International experience specializing in international corporate transactions. She graduated from the law school at the University of Geneva in 1991, spent a year in the postgraduate program at the University of Geneva and passed her Geneva Bar exam in 1993.

         Kjell Jacobsson has served as a Director since May, 2000. Mr. Jacobsson is the Chairman of the Board and founder of Resco A.B., a leading Swedish IT firm. Prior to his 13 years as CEO at Resco, Mr. Jacobsson was a management consultant at Cepro AB, working on significant IT projects in the Nordic Region, Sri Lanka and Iraq, and held various management positions at Vattenfall, the largest energy company in Sweden. Kjell is the Chairman of Lundvall Invest; an Internet oriented market research company, and is a board member of Cashguard, Digidoc and Involve Learning.

         Marcel Rokegem has served as a Director since April, 1999. Mr. Rokegem is a consultant to Van Moer Santerre Group, a brokerage firm with offices in Brussels, Luxemburg and Monaco. From 1987 to 1992 he was a co-founding Partner and Director of Euro Suisse Limited London, a member of the London Stock Exchange. Mr. Rokegem was a Partner of Jessup and Lamont International Limited of London, an affiliate of Jessup and Lamont Securities Co., Inc., and a member of the New York Stock Exchange from 1982 to 1987. Prior to that, Mr. Rokegem served as the Partner in Charge of International Equity trading for BIARD, Hombergen, Pringiers & Co. Mr. Rokegem began his career in 1970 with Kredietbank, NV of Brussels where he was responsible for domestic and international equity trading and Eurobond sales until 1980.

         Mr. Rokegem has a degree in Applied Economic Sciences for Antwerpen Jesuit University, as well as a diploma from the International Securities Marketing Association. Mr. Rokegem is fluent in Dutch, French, English and German.

Section 16(a) Beneficial Ownership Reporting Compliance

         The information required relating to compliance with Section 16(a) of the Securities Act will be incorporated by reference to the Company's definitive proxy statement or an amendment to this Form 10-KSB to be filed on or about April 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chairman and Chief Executive Officer. None of our other officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2000.

                                 SUMMARY COMPENSATION TABLE

---------------------------------------------------------------------------------------------------------------------------
                                Annual Compensation                           Long-Term Compensation
                                -------------------------------------------------------------------------------------------
                                                                            Awards                    Payouts
---------------------------------------------------------------------------------------------------------------------------
                                                                                  Securities
                                                     Other                          Under-                     All
Name and                                             Annual       Restricted        lying                     other
Principal                                            Compen-        Stock          Options/        LTIP      Compen-
Position             Year      Salary     Bonus      Sation        Award(s)          SARs        Payouts      sation
                                ($)        ($)        ($)            ($)             ($)           ($)         ($)
---------------------------------------------------------------------------------------------------------------------------
Paul Hokfelt         1999       (*)         0          0              0               0             0           0
CEO +
---------------------------------------------------------------------------------------------------------------------------
                     2000     138,120       0        15,560           0               0             0           0
---------------------------------------------------------------------------------------------------------------------------
Jacques Mot          1999        0          0           0             0               0             0           0
Chairman ^
---------------------------------------------------------------------------------------------------------------------------
                     2000^       0          0        324,000          0               0             0           0
---------------------------------------------------------------------------------------------------------------------------

-----------------------------------------

(*) During 1999 we made an advance of $100,000 to induce Mr. Hokfelt to join our company as CEO. He did not begin his employment until January 25, 2000. This payment was offset against salary payments owed to Mr. Hokfelt commencing on January 25, 2000. Mr. Hokfelt's current annual salary is 240,000CHF (approximately $142,000).

(^) A consulting fee of $27,000 per month was paid to Mr. Mot in 2000. No consulting fees were paid to him in 1999.

(+) The other compensation Mr. Hokfelt received was entirely comprised of $15,560 in automobile allowances pursuant to his employment agreement.


         We have an employment agreement with Paul Hokfelt, our President and Chief Executive Officer pursuant to which we pay him commencing January 25,

2000 an annual salary of 240,000 CHF (approximately $142,000). We also pay for all expenses relating to the lease and maintenance of Mr. Hokfelt's car including insurance and gas. We anticipate that we will adopt bonus and stock option plans in the near future and that Mr. Hokfelt will participate in these programs. The agreement is for an initial term of three years and renews automatically for additional one year terms unless either party provides written notice of termination.

         In the event that we terminate Mr. Hokfelt's employment without cause, he is entitled to receive his base salary and fringe benefits for the remainder of the then current term and his pro-rated bonus. The agreement also contains a non-competition covenant.

         New Generation Partners and Jacques Mot, our Chairman of the Board, entered into a Consulting Agreement dated as of July 5, 2000 for his services as a financial and business consultant to New Generation Partners and its affiliates. The agreement is for an initial one year term beginning as of January 1, 2000 and provides for a monthly compensation to be paid at a rate of $27,000 per month. The term automatically renews for another one year period, unless either party gives a notice of non-renewal to the other, not less than thirty (30) days prior to the end of any one year period.

         Since December 31, 2000, Marcel Rokegem, one of our directors was paid $106,000 in cash, and was issued 50,000 shares of our common stock in consideration of his assistance in identifying and completing the acquisition of all of the outstanding stock of Minerva.

Compensation of Directors

         Currently members of our Board of Directors do not receive any compensation for service on our Board. We expect that a compensation plan for Directors will be adopted in the future and Directors are eligible to receive options under our stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of April 18, 2001, regarding beneficial ownership of our common stock by

         - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;
         -   each of our directors;
         -   each of the named executive officers; and
         -   all of our current executive officers and directors as a group.


Name of                    Number of Shares
Beneficial Owner           Beneficially Owned(1)              Percent of Class (1)
----------------           ---------------------              --------------------
Icare BVBA                        3,648,658                         17.75%
Rapide BVBA                       3,648,658                         17.75%
Paul Hokfelt                        100,000                          0.49%
Thomas R. Marshall                        0                          0
Jacques Mot                         100,000                          0.49%
Anna Karin Portunato                      0                          0
Terry Chabrowe                       50,000 (2)                      0.24%
Sylvie Challande                          0                          0
Kjell Jacobsson                     157,150 (3)                      0.77%
Marcel Rokegem                       50,000                          0.24%

All executive officers and
directors as a group                457,150                          2.22%


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

(2) Includes 50,000 shares owned by eMarketer, Inc. of which Mr. Chabrowe is a director, chief finance officer and chief technology officer.

(3) Includes 57,150 shares owned directly by Mr. Jacobsson and 100,000 shares owned by Resco AB of which Mr. Jacobsson is chairman of the board and founder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Bachkine & Meyer Industries, S.A, our former majority shareholder, had been advancing us funds pursuant to the terms of a Line of Credit Agreement dated as of April 15, 1999. In addition to the Line of Credit Agreement, B.A.M.I. Consulting, S. A., a British Virgin Islands corporation, and an affiliate of Bachkine & Meyer was entitled to receive a monthly management consulting fee of $75,000 pursuant to the terms of a Consulting Agreement dated as of April 15, 1999. On November 13, 2000, we entered into an agreement with BMI to retire the entire amount of the outstanding shareholder loan. We paid BMI $300,000 in cash, BMI forgave $500,000 of the shareholder loan and the balance of $1,365,696 was converted into 380,417 shares of Common Stock that were issued at BMI's direction to Nasha Holdings Ltd. In addition, on the same date, we entered into an agreement with BAMI to convert the $675,000 outstanding balance due as consulting fees into 188,022 shares of Common Stock that were issued at BAMI's direction to NASI Intelligence, SA.

         On June 5, 2000, the Company made a $500,000 secured bridge loan to Double Impact Inc., an entity with whom it had entered into a Strategic Collaboration Agreement. The loan was not repaid when due and the Company entered into a settlement agreement, dated November 13, 2000 with Double Impact and Bachkine & Meyer Industries SA ("BMI"), a stockholder of the Company, under which (i) the Company forgave the principal and interest under the Double Impact loan in its entirety, (ii) Double Impact released the Company from its obligation to pay any accrued fees that were due to Double Impact under a Strategic Collaboration Agreement and (iii) Double Impact released BMI from its obligation to deliver 500,000 shares of the Company's Common Stock to Double Impact. In connection with the settlement, BMI agreed to forgive $500,000 of the principal of its outstanding shareholder loan to the Company.

         We have a short term rental agreement with MBM Realty LLC for our office space in New York. There is no rent due, but we do reimburse MBM for certain expenses, including a portion of cost incurred for phones, utilities and cleaning services. MBM is controlled by Thomas Marshall who is one of our officers and is also a Director.

         Marcel Rokegem, one of our directors, received $106,000 as a finder's fee in connection with our purchase of our initial twenty five percent stake in Minerva. On April 7, 2001 Mr. Rokegem also received 50,000 restricted shares of our common stock as consideration for his services in closing on our acquisition of the remaining seventy five percent of Minerva's shares on February 28, 2001.


ITEM 13. EXHIBITS, LIST AND REPORTS of FORM 8-K.

         (a)      The following documents are filed as part of this Form:

                  Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

         (b)      Exhibits

         ++(3)     (i)      Amended and Restated Certificate of Incorporation
         ++        (ii)     By-Laws
         ++(4)     (i)      Specimen Certificate for Common Stock
         ++        (ii)     Form of Warrant at $6.00 expiring 2 years after
                            Commencement Date
         ++        (iii)    Form of Warrant at $12.00 expiring March 5, 2004
         ++        (iv)     Form of Warrant at $12.00 expiring February 24, 2004
         ^         (v)      Form of Warrant at $8.00 expiring 2 years after
                            Commencement Date
         ++(10)    (i)      Employment Agreement of Paul Hokfelt dated January 25,
                            2000
         +         (ii)     Line of Credit Agreement dated as of April 15, 1999



         +         (iii)    Consulting Agreement dated as of April 15, 1999
         #         (iv)     Strategic Collaboration Agreement dated as of March 31,
                            2000 by and between the Company and New Generation
                            Partners, Inc., on one hand, and Double Impact, Inc., on
                            the other
         ^         (v)      Share Transfer Agreement dated as of March 31, 2000 by and among Bachkine & Meyer Industries, S.A., Double Impact,
                            Inc. and the Company.
         ^         (vi)     Termination Agreement dated as of April 15, 2000 by and
                            between the Company and BAMI Consulting, S.A.
         ^         (vii)    Subscription Agreement dated as of April 10, 2000 by and
                            between the Company and Gauk Holding, Inc.
         ^         (viii)   Subscription Agreement dated as of April 10, 2000 by and
                            between the Company and Mercer International S.A.
                   (ix)     (Reserved)
         #         (x)      Form of Subscription Agreement
         #         (xi)     Amendment to Line of Credit Agreement, dated July 15,
                            2000, between the Company and Bachkine & Meyer Industries,
                            S.A.
         **        (xii)    Loan Retirement Agreement dated as of November 13, 2000 by and between the Company and Bachkine & Meyer Industries
                            SA.
         **        (xiii)   Consulting Fee Conversion Agreement dated as of November
                            13, 2000 by and between the Company and BAMI Consulting,
                            Inc.
         ***       (xiv)    Share Exchange Agreement dated as of December 29, 2000 by
                            and among the Company and New Generation Partners, Inc.,
                            on one hand, and Icare BVBA, Rapide BVBA, Rene De
                            Vleeschauwer and Robert Jordaens.
         ****      (xv)     Share Exchange Agreement dated as of February 28, 2001 by
                            and among the Company and New Generation Partners, Inc.,
                            on one hand, and Icare BVBA, Rapide BVBA, Rene De
                            Vleeschauwer and Robert Jordaens.
         *         (xvi)    Consulting Agreement by and between New Generation
                            Partners, Inc and Jacques Mot dated as of July 5, 2000.
         *(21)              Subsidiaries of the Registrant

-----------------------------
*        Filed herewith
+ Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.
++ Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.
^ Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.
# Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.
** Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2000 filed on November 21, 2000.
***      Incorporated by reference to the Company's Form 8-K filed on February
         28, 2001
****     Incorporated by reference to the Company's Form 8-K filed on March 12,
         2001

(2)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

                          INDEX TO FINANCIAL STATEMENTS

----------------------------------------------------------------------------------------------------------
                                                                                                  Page
                                                                                                  ----
----------------------------------------------------------------------------------------------------------
Independent Auditors' Report                                                                       F-2
----------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets                                                                        F-4
----------------------------------------------------------------------------------------------------------
Consolidated Statements of Operations                                                              F-5
----------------------------------------------------------------------------------------------------------
Consolidated Statements of Changes in Stockholders' Deficit and Comprehensive Loss                 F-6
----------------------------------------------------------------------------------------------------------
Consolidated Statements of Cash Flows                                                              F-7
----------------------------------------------------------------------------------------------------------
Notes to Consolidated Financial Statements                                                         F-8
----------------------------------------------------------------------------------------------------------
Appendix A -- Minerva Software N.V. Financial Statements                                           F-21
----------------------------------------------------------------------------------------------------------

                          NEW GENERATION HOLDINGS, INC.

                        Consolidated Financial Statements

                           December 31, 2000 and 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
New Generation Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of New Generation Holdings, Inc. (the Company) and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' deficit and comprehensive loss and cash flows for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of the Company as of December 31, 1999 and for the period from April 15, 1999 (inception) to December 31, 1999 were audited by other auditors whose report, dated March 3, 2000, on those statements included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG Fides Peat

Geneva, April 19, 2001

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



KPMG LLP


McLean, VA
March 3, 2000

                          NEW GENERATION HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,          DECEMBER 31,
                                                                              2000                  1999
                                                                          ------------          ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                 $855,404                $3,708
    Prepaid expenses and other current assets                                   46,524               159,554
                                                                          ------------          ------------
       Total current assets                                                    901,928               163,262

Property, plant and equipment, net                                             124,618                     -
Equity investments in associated companies, including goodwill and
     other intangible assets, net of accumulated amortization                2,684,792                     -
Cost method investment                                                         152,262                     -
Patents, net                                                                   340,530               443,929
                                                                          ------------          ------------
       Total assets                                                         $4,204,130              $607,191
                                                                          ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                  $645,623            $1,162,798
    Due to shareholder                                                               -             2,175,186
                                                                          ------------          ------------
       Total current liabilities                                              $645,623             3,337,984
                                                                          ------------          ------------
       Total liabilities                                                      $645,623            $3,337,984
                                                                          ------------          ------------

SHAREHOLDERS' EQUITY (DEFICIT):
    Common stock, $0.001 par value;
    50,000,000 shares authorized, 15,074,788 and 11,842,761
    issued and outstanding at December 31, 2000 and 1999,
    respectively                                                                15,075                11,843
    Preferred stock, $0.001 par value;
    1,000,000 shares authorized, none issued or outstanding                          -                     -
    Additional paid-in capital                                              11,942,781               804,690
    Accumulated deficit                                                     (8,427,737)           (3,547,326)
    Accumulated other comprehensive income                                      28,388                     -
                                                                          ------------          ------------

       Total shareholders' equity (deficit)                                  3,558,507            (2,730,793)
                                                                          ------------          ------------

Commitments and contingencies
Total liabilities and shareholders' equity (deficit)                        $4,204,130              $607,191
                                                                          ============          ============

See accompanying notes to consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               FOR THE PERIOD
                                                                                YEAR           APRIL 15, 1999
                                                                                ENDED            (INCEPTION)
                                                                            DECEMBER 31,       TO DECEMBER 31,
                                                                                2000                1999
                                                                            ------------       ---------------
OPERATING EXPENSES:
General and administrative                                                    $4,457,189           $2,046,982
Product development                                                              252,342            1,426,236
Equity in net losses of affiliated companies                                    (250,577)                   -
                                                                            ------------         ------------

LOSS FROM OPERATIONS                                                          (4,960,108)          (3,473,218)
Interest expense                                                                  (3,357)             (74,108)
Interest income                                                                   89,347                    -
                                                                            ------------         ------------

Net loss before income taxes                                                  (4,874,118)          (3,547,326)
Income taxes                                                                      (6,293)                   -
                                                                            ------------         ------------

Net loss                                                                     $(4,880,411)         $(3,547,326)
                                                                            ============         ============

Basic and diluted net loss per common share                                      $(0.40)               $(0.30)

Shares used to compute basic and diluted net
    loss per common share                                                     12,286,241           11,842,761

See accompanying notes to consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                  SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS

                                                                                                        ACCUMULATED
                                   COMMON STOCK             ADDITIONAL                                     OTHER
                             -------------------------       PAID-IN      ACCUMULATED  COMPREHENSIVE   COMPREHENSIVE
                                SHARES         AMOUNT        CAPITAL        DEFICIT        LOSS            INCOME         TOTAL
                             ----------     ----------     -----------   ------------  -------------   -------------  -----------
Balance at April 15,
  1999 (inception)                    -        $     -     $        -     $        -    $         -     $        -    $         -

Issuance of common
  stock to Bachkine &
  Meyer Industries, SA       11,580,000         11,580        804,953              -              -                       816,533

Issuance of common stock
  in conjunction with
  merger with SW
  Ventures, Inc.                262,761            263          (263)              -              -              -              -

Net loss                              -              -              -     (3,547,326)    (3,547,326)                   (3,547,326)

Comprehensive loss                                                                      $(3,547,326)
                             ----------       --------     ----------    ------------   ============    ----------    ------------
Balance at
December 31, 1999            11,842,761        $11,843     $  804,690    $(3,547,326)                   $        -    $(2,730,793)
                             ----------       --------     ----------    ------------                   ----------    ------------
Issuance of common stock        706,556        $   707     $5,298,225    $         -    $         -     $        -    $ 5,298,932
Issuance of common stock
  for services rendered          25,058             25        155,398              -              -              -        155,423

Issuance of common stock
  to Bachkine & Meyer
  Industries SA                 568,439            568      2,040,135              -              -              -      2,040,703
Satisfaction of
  liability by Bachkine &
  Meyer Industries SA                 -              -        500,000              -              -              -        500,000
Issuance of common stock
  for businesses acquired     1,931,974          1,932      2,606,233              -              -              -      2,608,165
Issuance of warrants for
  services                            -              -        538,100              -              -              -        538,100
Net loss                              -              -              -     (4,880,411)    (4,880,411)             -     (4,880,411)
Currency translation
  adjustment                          -              -              -              -         28,388         28,388         28,388

Comprehensive loss                    -              -              -              -    $(4,852,023)             -              -
                             ----------       --------     ----------    ------------   ============    ----------    ------------
Balance at
December 31, 2000            15,074,788        $15,075    $11,942,781    $(8,427,737)                      $28,388     $3,558,507
                             ==========       ========     ==========    ============                   ==========    ============

See accompanying notes to consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE PERIOD FROM
                                                                       YEAR ENDED      APRIL 15, 1999 (INCEPTION)
                                                                      DECEMBER 31,           TO DECEMBER 31,
                                                                          2000                    1999
                                                                      ------------     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(4,880,411)            $(3,547,326)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation and amortization                                             123,643                  73,270
Equity instruments issued for services                                    693,523                       -
Equity in net losses of affiliates                                        250,577                       -
Impairment losses in advances to associated companies                     606,000                       -
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Prepaid expenses and other current assets                                 110,948                (159,554)
Accounts payable and accrued liabilities                                  161,030               1,162,798
                                                                      ------------            ------------
Net cash used in operating activities                                  (2,934,690)             (2,470,812)
                                                                      ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                (144,862)                      -
Acquisition of equity in associated companies                            (476,629)                      -
Purchase of patents                                                             -                (517,199)
Advances to associated companies                                         (106,000)                      -
Increase in secured loans                                                (500,000)                      -
                                                                      ------------            ------------
Net cash used in investing activities                                  (1,227,491)               (517,199)
                                                                      ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in shareholders loan                                              (300,000)              2,175,196
Issuance of common stock                                                5,298,932                 816,533
                                                                      ------------            ------------
Net cash provided by financing activities                               4,998,932               2,991,719
                                                                      ------------            ------------
Effects of exchange rate changes on cash and cash equivalents              14,945                       -
                                                                      ------------            ------------
Net increase in cash and cash equivalents                                 851,696                   3,708

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                     3,708                       -
                                                                      ------------            ------------
    End of period                                                        $855,404                  $3,708
                                                                      ============            ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

CASH PAID DURING THE PERIOD FOR:
    Interest                                                                3,357                       -
    Income taxes                                                                -                       -

See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1        ORGANISATION

         New Generation Holdings, Inc. (formerly named New Generation Plastic, Inc.) (the "Company") was organised on April 15, 1999 under the laws of the State of Delaware. During June 1999, the Company exchanged 262,761 shares of its common stock for all the issued and outstanding common stock of SW Ventures Inc ("SWV"). Concurrently, SWV changed its name to New Generation Plastic, Inc. As at the date of the merger, the net assets of the Company and SWV were determined to have a nominal value. Accordingly, the transaction has been recorded at the par value of the stock exchanged. In connection with the merger, the Company also completed the issuance to Bachkine & Meyer Industries, S.A., a British Virgin Island Corporation (BMI) of 11,580,000 shares representing approximately 98% of the oustanding common stock on a post-split basis for certain technology and assets from BMI relating to a proprietary and patented method of recycling mixed plastics. On May 17, 2000, the Company changed its name again to New Generation Holdings, Inc.

         During the period from April 15, 1999 (inception) through December 31, 1999, the Company was in the development stage and devoted substantially all of its efforts to develop and market the patented technology designed to process two or more discrete plastic polymers ("NGP Process"). The Company is no longer in the development stage. The Company believes the NGP Process is capable of producing commercially usable plastic polymers from a mixed stream of discrete virgin polymers or waste plastic. As of December 31, 2000, its planned plastics operations have not commenced.

         Effective January 25, 2000, the Board of Directors approved a change in the business model of the Company to include the development of, and investment in, Internet and technology-related consultancy companies primarily located in Europe. As part of this strategic shift, the Company has invested in five companies involved in software development, business-to-business e-commerce and ventures oriented towards new emerging Internet infrastructure and wireless Internet applications.

         On December 29, 2000, the Company acquired a 25% interest in Minerva Softcare NV, as described in note 7. The Company plans to focus a substantial amount of its energy on development of the Minerva business.

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PREPARATION

         The consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States.

         The consolidated financial statements include those companies which are effectively controlled directly by New Generation Holdings, Inc., where control is defined as the power to govern the financial and operating policies. This control is generally evidenced when New Generation Holdings, Inc. directly or indirectly owns more than 50% of the voting rights of a company's share capital.

         All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform with the current year's presentation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the company may undertake in the future, actual results ultimately may differ from these estimates.

         GOING CONCERN

         The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit. See note 3 to the consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         TRANSLATION OF NON-US CURRENCY AMOUNTS

         The reporting currency for the consolidated financial statements of the Company is the United States dollar. The functional currency for the Company's non-US operations is generally the applicable local currency. Accordingly, assets and liabilities are included in the consolidated financial statements by translating them into the reporting currency at the exchange rates applicable at the end of the reporting period. The consolidated statements of operations and cash flows are translated at the average monthly exchange rates during the year. Translation gains or losses are accumulated as a separate component of shareholders' equity. Currency transaction gains or losses arising from transactions of Group companies in currencies other than their functional currency are included in the consolidated statement of operations for each period.

         TAXATION

         Current income taxes include all taxes based on the taxable profits of the Company.

         Deferred income taxes are provided using the asset and liability method, under which deferred tax consequences are recognised for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost of purchase and depreciated over their estimated useful lives on a straight-line basis. Estimated useful lives of major depreciable assets are as follows:

           Office furniture                                         3-5 years
           Computer equipment                                       2-3 years

         INVESTMENTS

         The Company's investments in associated companies are accounted for under the equity method if the Company has the ability to exercise significant influence over the operating and financial policies of the investees, otherwise by the cost method. Under the cost method, the Company's share of the earnings and losses of such companies is not included in the consolidated statements of operations. In general, the Company applies the equity method to investments where it owns
         20% or more of the outstanding voting stock of the investee.

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         ACQUISITIONS AND INTANGIBLE ASSETS

         The Company has accounted for its business acquisitions using the purchase method of accounting. Under this method, the costs of the acquisition are allocated to the assets acquired and liabilities assumed based upon respective fair values. See also Note 6.

         Goodwill, the excess of cost over the fair value of net assets of businesses acquired, is amortised on a straight-line basis over its estimated useful life. Goodwill as of December 31, 2000 is attributable to the Company's acquisition of 25% of the outstanding common stock of Minerva Softcare NV ("Minerva"), and is included in the carrying value of this investment. It is being amortised over its estimated useful life of five years.

         The carrying value of intangible assets, including patents, is evaluated for possible impairment based on achievement of business plan objectives and milestones, the fair value of each ownership interest in the associated company relative to carrying value, the financial condition and prospects of the associated company, expected future cash flows of the intangible asset, and other relevant factors. If impairment exists, the carrying amount of the intangible is reduced by the shortfall in estimated discounted cash flows.

         NET INCOME (LOSS) PER SHARE

         The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share. Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. As the Company had net losses during the periods presented, basic and diluted net income (loss) per share are the same.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents comprise cash on hand and deposits held at call with banks and are carried in the balance sheet at cost.

         PRODUCT DEVELOPMENT COSTS

         Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Product development costs are expensed as incurred, and amounted to $252,342 and $1,426,236 in 2000 and 1999, respectively.

         STOCK OPTIONS AND WARRANTS

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25" issued in March 2000, to account for its compensation-related stock option and warrant activities. SFAS No.
         123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the fair value disclosure requirements of SFAS No. 123. Warrants issued to non-employees for services are accounted for at fair value under SFAS No. 123

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3        LIQUIDITY

         As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $4,880,411 for the year ended December 31, 2000, and $3,547,326 during the period from April 15, 1999 (inception) to December 31, 1999, and has an accumulated deficit of $8,427,737 as of December 31, 2000. In addition, the Company has had negative cash flow from operating activities since inception. On February 28, 2001, the Company acquired the remaining 75% of Minerva. Management believes that cash flow from this entity, combined with planned reductions in operating costs and committed shareholder funding will provide the Company with sufficient liquidity to enable it to continue its operations.

         There is no assurance that these or other funding sources will be sufficient to enable the Company to continue as a going concern, and the Company is continuing to seek financing to support its operating and development efforts, and is exploring a number of alternatives in this regard.

4        PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net is as follows at December 31, 2000:

                                                                    DECEMBER 31,
                                                                        2000
         Office furniture                                               $106,968
         Computer equipment                                               37,894
                                                                        --------
         Property, plant and equipment, at cost                          144,862
         Less :  accumulated depreciation                                (20,244)
                                                                        --------
         Total property, plant and equipment, net                       $124,618
                                                                        --------

         There was no property, plant and equipment as of December 31, 1999. No assets are held under capital lease agreements.

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5        INCOME TAXES

         No provisions for US federal or state income taxes has been recorded as the Company has incurred net operating losses since inception. As of December 31, 2000, the Company has net operating loss carryforwards available to offset future taxable income of $6,749,159, which expire beginning in 2019.

         The sources of the Company's loss before taxes were as follows:

                                                                                         PERIOD FROM
                                                                                       APRIL 15, 1999
                                                                YEAR ENDED               (INCEPTION)
                                                               DECEMBER 31,            TO DECEMBER 31,
                                                                   2000                     1999
United States                                                   $(3,751,205)              $(3,547,326)
Non-United States                                                (1,122,913)                        -
                                                               ------------               -----------
Loss before taxes                                               $(4,874,118)              $(3,547,326)
                                                               ============               ===========

       Income tax expense consists of:

                                                         CURRENT        DEFERRED             TOTAL
                                                       -----------    -------------       -----------
Year ended December 31, 2000:
United States                                          $         -    $           -       $
Non-United States                                            6,293                              6,293
                                                       -----------    -------------       -----------
                                                            $6,293    $           -            $6,293
                                                       ===========    =============       ===========

For the period April 15, 1999 to December 31, 1999:

United States                                          $         -    $           -       $         -
Non-United States                                                -                -                 -
                                                       -----------    -------------       -----------

                                                       $         -    $           -       $         -
                                                       ===========    =============       ===========

         Income tax expense was $6,293 and $0 for the periods ended December 31, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net loss before income taxes as a result of the following:

                                                                                         PERIOD FROM
                                                                                       APRIL 15, 1999
                                                                YEAR ENDED               (INCEPTION)
                                                               DECEMBER 31,            TO DECEMBER 31,
                                                                   2000                     1999
Expected tax benefit                                            $(1,705,941)              $(1,241,564)
State and local income tax benefit, net of
federal tax benefit                                                (243,700)                 (212,840)
Equity in net losses of affiliates                                   87,702                         -
Change in valuation allowance                                     1,868,232                 1,454,404
                                                                -----------               -----------
Income taxes                                                    $     6,293               $         -
                                                                ===========               ===========

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5        INCOME TAXES (CONTINUED)

         Temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,             DECEMBER 31,
                                                                   2000                     1999
Deferred tax assets / liabilities:
Net operating loss carryforwards                                $ 2,604,035                   584,757
Start-up costs                                                      688,217                   839,263
Other                                                               133,121                    30,384
                                                                -----------               -----------
    Total deferred tax assets                                     3,425,373                 1,454,404
Less:  Valuation allowance                                       (3,425,373)               (1,454,404)
                                                                -----------               -----------
    Net deferred tax assets                                     $         -               $         -
                                                                ===========               ===========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of December 31, 2000 and 1999, a valuation allowance was recorded for the full amount of the deferred tax assets as the Company did not believe that it was more likely than not that the deferred tax assets will be recoverable.

6        INTANGIBLE ASSETS

                                                               DECEMBER 31,             DECEMBER 31,
                                                                   2000                     1999
Patent at historical cost                                       $  517,199                  $517,199
Accumulated amortisation                                          (176,669)                  (73,270)
                                                                ----------                  --------
Net book value of patent                                        $  340,530                  $443,929
                                                                ==========                  ========

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7        EQUITY INVESTMENTS IN ASSOCIATED COMPANIES

         Equity investments in associated companies consist of the following, all of which were acquired during 2000:

COMPANY AND LOCATION                      OWNERSHIP PERCENTAGE AND                ACQUISITION
--------------------                          ACCOUNTING METHOD                       DATE
                                              -----------------                       ----
Washnet (The Netherlands)                     35% (equity method)              October 5, 2000
Tarinfo (Sweden)                              24% (equity method)              August 2, 2000
Adventagon (Sweden)                           20% (equity method)              September 4, 2000
Minerva Softcare (Belgium)                    25% (equity method)              December 29, 2000

         As of December 31, 2000, the combined total assets of the equity method investee companies was $1,772,607, total liabilities were $1,580,055 and equity was $192,552. The combined net loss for the year was $154,352.

         On December 29, 2000, the Company acquired a 25% interest in
         Minerva, an integrated technology infrastructure solutions provider of extraction modelling and lifecycle management software, in exchange for 1,931,974 restricted shares of the Company's common stock. The total cost of the acquisition was $ 2,608,165 and was determined based on management's assessment of the value of the restricted stock issued. As of the acquisition date, the Company's share of the net book value of Minerva was $88,768. As of the date of the consolidated financial statements, the Company has not yet completed the purchase accounting analysis to allocate the acquisition cost to the acquired net assets. As of December 31, 2000, the excess cost of $2,519,397 over its share of the Minerva net assets at the acquisition date has been recorded as goodwill, and will be allocated to identified intangibles and other assets acquired and liablities assumed as appraisals and other valuation studies are completed. This goodwill is being amortized on a straight line basis over 5 years.

         The total balance of equity investments in other associated companies is $76,627 as of December 31, 2000. All of the other companies are engaged in wireless applications and/or Internet-based business services.

         If the investment in 25% of the common stock of Minerva had been completed as of the beginning of each of the periods presented, and accounted for under the equity method, the Company's net losses would have been $4,843,889 and $3,866,434 for year ended December 31, 2000 and the period from April 15, 1999 (inception) to December 31, 1999, respectively. This pro forma information does not necessarily reflect the results of operations as they would have been if the investment had been completed as of the beginning of such periods and is not necessarily indicative of the results which may be obtained in the future.

         The Company advanced $106,000 to one of its associated companies on October 5, 2000. Based on an analysis of the investee's financial condition, management has concluded that the loan is impaired at December 31, 2000, and fully unrecoverable. The impairment loss of $106,000 has been recorded in "General and administrative expenses" in the statement of operations.

8        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities are as follows:

                                                                              DECEMBER 31,
                                                                     2000                     1999
Accounts payable                                                   $551,793                $  487,798
Accrued expenses                                                     87,537                         -
Accrued consulting expense to related party                               -                   675,000
Provision for income taxes                                            6,293                         -
                                                                   --------                ----------
Total                                                              $645,623                $1,162,798
                                                                   ========                ==========

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9        RELATED PARTY TRANSACTIONS

         On June 5, 2000, the Company made a $500,000 secured bridge loan to Double Impact Inc., an entity with whom it had entered into a Strategic Collaboration Agreement for assistance in locating European investment opportunities. The loan was not repaid when due and the Company entered into a settlement agreement, dated November 13, 2000 with Double Impact and Bachkine & Meyer Industries SA ("BMI"), a stockholder of the Company, under which (i) the Company forgave the principal and interest under the Double Impact loan in its entirety,
         (ii) Double Impact released the Company from its obligation to pay any accrued fees that were due to Double Impact under a Strategic Collaboration Agreement and (iii) Double Impact released BMI from its obligation to deliver 500,000 shares of the Company's Common Stock to Double Impact. In connection with the settlement, BMI agreed to forgive $500,000 of the principal of its outstanding shareholder loan to the Company. This transaction has been recorded as an expense, with a corresponding increase in additional paid-in capital.

         During 1999 and 2000, BMI had been advancing funds to the Company under a convertible line of credit agreement dated April 15, 1999 (the BMI
         LOC). As of April 1, 2000, BMI and the Company agreed that (i) no further interest would be due on the amounts outstanding under BMI LOC retroactive to January 1, 2000 and (ii) BMI's right to demand repayment under the BMI LOC would be extended to December 31, 2000. On November 13, 2000, the Company and BMI agreed to retire the outstanding balance of the BMI LOC by a cash payment of $300,000, the forgiveness of $500,000 of indebtedness, and the conversion of the remaining balance of $1,365,703 into 380,417 shares of the Company's restricted common stock, valued at the market value on the date of the agreement. The impact of this related party transaction has been recorded in shareholders'equity, with no gain or loss recorded in the statement of operations.

         In addition to the line of credit agreement discussed above, B.A.M.I. Consulting SA ("BAMI"), a British Virgin Island corporation and an affiliate of BMI, was entitled to receive a monthly management consulting fee of $75,000 in exchange for engineering expertise in the development and commercialisation of the NGP Process. For the period ended December 31, 1999, $675,000 of such fee was accrued as a general and administrative expense, but had not been paid. On April 15, 2000, BAMI and the Company entered into a Termination Agreement in which it was agreed that because of the change in the Company's business focus, BAMI would terminate the Consulting Agreement as of December 31, 1999 and could receive the balance of accrued consulting fees in the form of the Company's common stock. On November 13, 2000, the Board of Directors approved the issuance of 188,022 shares of the Company's restricted common stock, valued at the market value on the date of the agreement, to settle the accrued management consulting fee. This related party transaction has been recorded in shareholders' equity, with no gain or loss recorded during the year.

         In connection with the Minerva investment, a finder's fee of $106,000 was paid to one of the directors of the Company. This amount was recorded in "general and administrative expenses" in the consolidated statement of operations as of December 31, 2000.

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10       EQUITY INSTRUMENTS AND CAPITAL STOCK

         At December 31, 2000, the Company had equity-based activities as described below.

         WARRANT AND OPTION PLANS

         Warrants on shares of the Company's common stock have been issued as a pro-rata distribution to shareholders with exercise prices of not less than the fair market value of the stock on the date of grant. The company applies APB 25 and related interpretations in accounting for its warrant activities. Accordingly, no compensation cost has been recognized for its warrant plans in its results of operations. In addition to those warrant-based compensation activities, the Company issues warrants in exchange for services provided to the Company. These warrants are valued at their fair value at the date of the grant.

         Had the Company recorded a charge for the fair value of warrants granted consistent with SFAS 123, net loss would have been increased by $567,763 and $0 in 2000 and 1999, respectively. The impact of this charge on net loss per common share, both basic and assuming full dilution, would have been $(0.05) and $(0.00) in 2000 and 1999, respectively. The weighted average fair value of warrants granted was $2.75 in 2000 and $0.00 in 1999. The fair value of each warrant grant is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 2000 and 1999.

                                                              2000                       1999
Risk-free interest rates                                      6.40%                     5.50 %
Expected option lives                                       3.1 years                  2.0 years
Expected volatilities                                         57 %                       30 %
Expected dividend yields                                       0 %                        0 %

               A summary of the status of the Company's warrant issuances at December 31, 2000 and 1999, follows:

                                                                                   WEIGHTED AVERAGE
                                                              WARRANTS              EXERCISE PRICE
                                                            ---------------------------------------
Outstanding at April 15, 1999                                         -                        -
Granted                                                       2,960,706                    $6.00
Exercised                                                             -                        -
Cancelled                                                             -                        -
                                                              ---------                   ------
Outstanding at December 31, 1999                              2,960,706                    $6.00
Granted                                                         206,400                   $10.23
Exercised                                                             -                        -
Cancelled                                                             -                        -
                                                              ---------                   ------
Outstanding at December 31, 2000                              3,167,106                    $6.28
                                                              =========                   ======

                  The number of outstanding warrants that were exercisable at year-end 2000 and 1999 were 3,167,106 and 2,960,706, respectively.

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10       EQUITY INSTRUMENTS AND CAPITAL STOCK (CONTINUED)

         The following table summarizes information about warrants outstanding and exercisable at December 31, 2000.

                  OUTSTANDING AND EXERCISABLE
                 -----------------------------------------------------
                                      WEIGHTED
                                       AVERAGE            WEIGHTED
    RANGE OF                        REMAINING YEARS       AVERAGE
    EXERCISE                        OF CONTRACTUAL        EXERCISE
     PRICES          WARRANTS            LIFE               PRICE
---------------- ---------------- ------------------- ----------------
       $  6         2,960,706              1.5                $6.00

        7-9            91,400              1.5                $8.00
         12           115,000              3.1               $12.00
                    ---------        ---------               ------
       0-12         3,167,106             1.56                $6.28
                    =========        =========               ======

         In addition to the above warrant activity, the Board of Directors approved a Stock Compensation Plan on September 27, 2000, to provide for the granting of options to employees to buy shares of the Company's common stock. 1,920,000 shares of New Generation Holdings, Inc. common stock have been designated for this plan. These options are to vest in periods ranging from the date of grant to one year after the grant date. As of December 31, 2000, there have been no grants under this plan.

11       CONTINGENCIES AND COMMITMENTS

         Minimum rental commitments under noncancellable leases, primarily for office facilities, are $38,474 in 2001, $38,474 in 2002, $38,474 in
         2003. Rental expense amounted to $62,537 in 2000 and $ 0 in 1999. Also see note 15.

         The Company is subject to legal proceedings and claims arising out of its business activities. Management, after review and consultation with counsel, considers that any liability from these pending lawsuits and claims would not materially affect the consolidated financial position, results of operations or liquidity of the Company.

         The Company has issued a guarantee of $34,006 to the owners of its Geneva premises.

12       EMPLOYEES BENEFIT PLANS

         During 2000, the Company has contributed $20,745 to retirement plans for employees in Geneva and London. No expense was recorded during the period ended December 31, 1999.

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13       SEGMENT INFORMATION

         The Company has two reportable segments consisting of: Associated Companies and NGP Process. Associated Companies' operations represent the costs for providing strategic and operational support to the associated companies, as well as the related administrative costs and the effects of the ownership in these companies. Costs attributed to Associated Companies also include all corporate holding company level expenses not directly attributable to the NGP Process. NGP Process represents all expenses and costs related to the maintenance of the patent as well as the direct and indirect costs and expenses related to the industrial application of the NGP process.

         The following table summarizes segment asset and operating balances, by reportable segment. The accounting policies of the segments are the same as those described in Note 2.

                                                                             ASSOCIATED
                                                          NGP PROCESS         COMPANIES           TOTAL
                                                          -----------       -----------       ------------
AS OF AND FOR THE TWELVE MONTHS
   ENDED DECEMBER 31, 2000
Operating results                                           $(355,741)      $(4,604,367)      $(4,960,108)
Depreciation and amortization                                (103,399)          (20,244)         (123,643)
Expenditure for long-lived assets                                   -           144,862           144,862
Long-lived assets                                             340,530         2,961,672         3,302,202
                                                          -----------       -----------       ------------

AS OF AND FOR THE PERIOD ENDED
DECEMBER 31, 1999
Operating results                                         $(3,473,218)      $         -       $(3,473,218)
Depreciation and amortization                                  73,270                 -            73,270
Expenditure for long-lived assets                             517,199                 -           517,199
Long-lived assets                                             443,929                 -           443,929
                                                          -----------       -----------       ------------

         Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                   AT DECEMBER 31, 2000           AT DECEMBER 31, 1999
                                                     AND FOR THE YEAR                AND THE PERIOD
                                                        THEN ENDED                     THEN ENDED
                                                ---------------------------     -------------------------
                                                  OPERATING        TOTAL         OPERATING        TOTAL
                                                   LOSSES         ASSETS           LOSSES         ASSETS
                                                -----------    ------------     -----------      --------
United States                                   $(4,605,365)   $ 11,427,114     $(3,473,218)     $607,191
Switzerland                                        (410,393)        127,761               -             -
United Kingdom                                     (332,921)        111,119               -             -
Benelux                                            (129,658)      2,899,135               -             -
Elimination of intercompany
   balances                                         768,805     (10,360,999)              -             -
                                                -----------    ------------     -----------      --------
Total                                           $(4,709,531)   $  4,204,130     $(3,473,218)     $607,191
                                                ===========    ============     ===========      ========

                          NEW GENERATION HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                        ------------------
2000                                 MARCH 31        JUNE 30       SEPTEMBER 30   DECEMBER 31       TOTAL YEAR
----------------------------------------------------------------------------------------------------------------
Operating loss                      $(264,009)    $(1,251,366)     $(658,903)     $(2,786,536)      $(4,960,108)
Net loss                             (301,121)     (1,225,865)      (694,252)      (2,659,881)       (4,880,411)
Net loss per common
   share (basic) and fully diluted      (0.03)          (0.10)         (0.06)           (0.22)            (0.40)
Dividends declared per
   common share                             -               -              -                -                 -
Stock price range:
   High                                  8.38            8.38           7.50             5.25              8.38
   Low                                   6.00            6.50           5.13             2.88              3.00
                                   ----------     -----------      ---------      -----------       -----------

1999
----------------------------------------------------------------------------------------------------------------
Operating loss                     $        -       $(593,667)     $(650,372)     $(2,229,179)      $(3,473,218)
Net loss                                             (593,667)      (650,372)      (2,303,287)       (3,547,326)
Net loss per common
   share (basic) and fully diluted                      (0.05)         (0.05)           (0.19)            (0.30)
Dividends declared per
   common share                             -               -              -                -                 -
Stock price range:
   High                                     -            8.25           8.25             8.50              8.50
   Low                                                   3.00           4.13             6.25              3.00
                                   ----------     -----------      ---------      -----------       -----------

  a) Earnings per common share are computed independently for each of the quarters presented and, therefore, do not necessarily add up to the total for the year.

15       SUBSEQUENT EVENT

         On February 28, 2001, the Company acquired the 837,500 shares of Minerva common stock not previously owned, representing the remaining 75% of the issued and outstanding shares of Minerva. In exchange for the remaining shares of Minerva, the Company issued an aggregate of 5,365,342 shares of its own Common Stock. The aforementioned transaction contemplates the seller's reorganization and contribution of its ownership interests in Case Belgie NV, Case Nederland BV, and and Case France S.A. as part of the acquisition of Minerva. These entities together are referred to as "the Minerva Group".

         The Minerva Group is an integrated technology infrastructure solutions provider which specialises in developing and marketing data warehousing, life cycle management and data modelling platforms and solutions. Minerva is principally located in Belgium, with its other significant operations in the Netherlands.

         Pro forma balance sheet information of the Company and the Minerva Group as of December 31, 2000, as if the acquisition of 100% of the Minerva Group had occurred as of December 31, 2000 is as follows:

                                                                                                DECEMBER 31,
                                                                                                    2000
                                                                                                ------------
CURRENT ASSETS:

    Cash and cash equivalents                                                                      2,781,835
    Prepaid expenses and other current assets                                                      2,859,888
                                                                                                  ----------
       Total current assets                                                                        5,641,723

Property, plant and equipment, net                                                                   346,633
Investments in associated companies, including goodwill and
     other intangible assets, net of accumulated amortization                                      4,863,720
                                                                                                  ----------
       Total assets                                                                               10,852,076
                                                                                                  ==========



CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                                       4,950,601
                                                                                                  ----------
NET ASSETS                                                                                         5,901,475
                                                                                                  ----------


         Pro forma results of operations of the Company and the Minerva Group for the year ended December 31, 2000, as if the acquisition of 100% of the Minerva Group had occurred at the beginning of 2000 are as follows:

                                                                                                  YEAR ENDED
                                                                                                  DECEMBER 31,
                                                                                                      2000

RESULTS OF OPERATIONS:
    Net sales                                                                                      4,707,939
    Operating loss                                                                                (4,197,940)
    Net loss                                                                                      (4,378,048)
                                                                                                  ==========
    Basic and diluted net loss per share                                                            (0.36)

         The pro forma results of operations are based on the preliminary allocation of the Company's cost of the acquisition to the net assets acquired, which is subject to potential adjustment once the purchase price allocation has been finalized.

                              MINERVA SOFTCARE N.V.

                              Financial Statements

                           December 31, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Minerva Softcare, N.V.:


We have audited the accompanying balance sheets of Minerva Softcare N.V. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Minerva Softcare N.V. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.



Klynveld Peat Marwick Goerdeler Bedrijfsrevisoren





Represented by
P. Longerstaey

Brussels, Belgium
March 23, 2001

                              MINERVA SOFTCARE N.V.

                                 Balance Sheets

                           December 31, 2000 and 1999
                               (in Belgian Francs)

                                                                                             2000                 1999
                                                                                      -------------------   ------------------
                                                 ASSETS
Current assets:
       Cash                                                                                  7,133,203            6,159,425
       Trade receivables, less allowance for doubtful
          accounts of 798,100 and 0 at December 31,                                         18,389,716           16,739,241
          2000 and 1999, respectively
       Other receivables:
          Shareholders                                                                          27,639            3,061,981
          Affiliates                                                                         4,149,813            9,868,296
          Other                                                                              4,525,960            3,932,246
       Note receivable                                                                       8,472,050                 --
       Deferred income taxes                                                                      --                160,900
       Prepaid expenses                                                                      2,759,047            1,585,882

                                                                                      -------------------   ------------------
             Total current assets                                                           45,457,428           41,507,971
                                                                                      -------------------   ------------------
Property, plant and equipment, net                                                           5,836,856            8,430,748
                                                                                      -------------------   ------------------
Other assets:
       Investments in affiliates                                                            21,002,000                 --
       Note receivable                                                                            --              7,480,718
       Other assets                                                                          1,101,534              153,034
                                                                                      -------------------   ------------------
             Total assets                                                                   73,397,818           57,572,471
                                                                                      ===================   ==================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Trade accounts payable                                                                9,288,414           10,564,632
       Accrued expenses                                                                      4,764,945           14,329,935
       Other payables:
          Shareholders                                                                       6,852,283            2,642,639
          Affiliates                                                                        14,220,001            6,305,640
       Deferred income                                                                       9,178,792            6,035,254
       Income taxes payable                                                                  1,751,266               45,405
       Deferred income taxes                                                                 4,763,178                 --
       Current portion of long-term debt                                                          --                216,785
                                                                                      -------------------   ------------------
                Total current liabilities                                                   50,818,879           40,140,290
                                                                                      -------------------   ------------------

Long-term debt, excluding current portion                                                         --                836,113
Deferred income taxes                                                                          824,247            3,788,690
                                                                                      -------------------   ------------------
                Total liabilities                                                           51,643,126           44,765,093
                                                                                      -------------------   ------------------
Shareholders' equity:
       Common stock; par value BEF 1 per share;
           1,250,000 shares authorized, issued and outstanding                               1,250,000            1,250,000
       Retained earnings                                                                    20,504,692           11,557,378
                                                                                      -------------------   ------------------
                Total shareholders' equity                                                  21,754,692           12,807,378
                                                                                      -------------------   ------------------

                Total liabilities and shareholders' equity                                  73,397,818           57,572,471
                                                                                      ===================   ==================


See accompanying notes to financial statements.

                              MINERVA SOFTCARE N.V.

                            Statements of Operations

                     Years ended December 31, 2000 and 1999
                               (in Belgian Francs)

                                                                                  2000                     1999
                                                                           --------------------    ---------------------
Revenue:
       Consultancy                                                                35,267,799               22,451,621
       License revenue                                                            47,308,222               31,281,473
       Service revenue                                                             6,506,388                4,565,644
                                                                           --------------------    ---------------------

                    Total revenues                                                89,082,409               58,298,738
                                                                           --------------------    ---------------------
Operating expenses:
       Cost of revenues                                                          (36,673,501)             (23,364,777)
       Selling, general and administrative                                       (49,933,260)             (33,290,604)
                                                                           --------------------    ---------------------

                    Total operating expenses                                     (86,606,761)             (56,655,381)
                                                                           --------------------    ---------------------

                    Operating income                                               2,475,648                1,643,357
                                                                           --------------------    ---------------------
Other income (expense):
       Equity in earnings of affiliates                                            1,002,000                     --
       Financial income (expense), net                                             1,556,423                 (170,495)
       Other income, net                                                           8,972,346                7,646,676
                                                                           --------------------    ---------------------
                    Total other income (expense), net                             11,530,769                7,476,181
                                                                           --------------------    ---------------------
                    Income before income taxes                                    14,006,417                9,119,538
Income tax expense                                                                (5,059,103)              (3,710,406)
                                                                           --------------------    ---------------------
                    Net income                                                     8,947,314                5,409,132
                                                                           ====================    =====================

Net income per common share - basic and diluted                                         7.16                     4.33
                                                                           ====================    =====================
Weighted average number of common shares  -
    basic and diluted                                                              1,250,000                1,250,000
                                                                           ====================    =====================

See accompanying notes to financial statements.

                              MINERVA SOFTCARE N.V.

                       Statements of Shareholders' Equity

                     Years ended December 31, 2000 and 1999
                               (in Belgian Francs)




                                                                         COMMON             RETAINED
                                                                         STOCK              EARNINGS              TOTAL
                                                                     ---------------     ---------------      --------------
Balances at December 31, 1998                                            1,250,000            6,148,246           7,398,246

    Net income                                                                --              5,409,132           5,409,132
                                                                     ---------------     ---------------      --------------
Balances at December 31, 1999                                            1,250,000           11,557,378          12,807,378

    Net income                                                                --              8,947,314           8,947,314

Balances at December 31, 2000                                            1,250,000           20,504,692          21,754,692
                                                                     ================    ================     ==============


See accompanying notes to financial statements.

                              MINERVA SOFTCARE N.V.

                            Statements of Cash Flows

                     Years ended December 31, 2000 and 1999
                               (in Belgian Francs)


                                                                                                       2,000               1999
                                                                                              -----------------   ------------------
Operating activities:
       Net income                                                                                    8,947,314           5,409,132
       Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation                                                                            2,925,053           1,804,242
             Bad debt expense                                                                          798,100                --
             Litigation provision (reversal)                                                       (10,037,500)         10,037,500
             Equity in earnings of affiliates                                                       (1,002,000)               --
             Change in fair value of derivative instrument                                            (948,000)
             Effect of foreign exchange and discount amortization on note receivable                  (991,332)               --
             Gain on sale of property, plant and equipment                                             (10,517)
             Deferred income taxes                                                                   1,959,635           3,031,115
          Changes in operating assets and liabilities:
                Trade receivables                                                                   (2,448,575)         (3,164,542)
                Other receivables:
                    Affiliates                                                                         932,858          (1,615,487)
                    Other                                                                             (593,714)         (1,540,145)
                Prepaid expenses                                                                    (1,173,165)          2,924,215
                Note receivable                                                                             --          (6,946,718)
                Other assets                                                                             (500)            (153,034)
                Trade accounts payable                                                             (1,276,218)          (8,552,037)
                Accrued expenses                                                                       472,510           1,983,978
                Other payables:                                                                                               --
                    Shareholders'                                                                    4,209,644           2,642,639
                    Affiliates                                                                       7,914,361           6,305,640
                Income taxes payable                                                                 1,705,861              45,405
                Deferred income                                                                      3,143,538              39,662
                                                                                              -----------------   ------------------
                    Net cash provided by operating activities                                       14,527,353          12,251,565
                                                                                              -----------------   ------------------
Investing activities:
       Investments in affiliates                                                                   (20,000,000)               --
       Payments received from (advances to) shareholders', net                                       3,034,342          (2,904,600)
       Payments received on affiliate advances, net                                                  4,785,625           2,639,156
       Purchases of property, plant and equipment                                                   (1,211,161)         (6,351,855)
                                                                                              -----------------   ------------------
                    Net cash used by investing activities                                          (13,391,194)         (6,617,299)
                                                                                              -----------------   ------------------
Financing activities:
       Payments on long-term debt                                                                     (162,381)            (89,484)
                                                                                              -----------------   ------------------
                    Net cash used by financing activities                                             (162,381)            (89,484)
                    Net increase in cash                                                               973,778           5,544,782

Cash at beginning of year                                                                            6,159,425             614,643
                                                                                              -----------------   ------------------
Cash at end of year                                                                                  7,133,203           6,159,425
                                                                                              =================   ==================
Supplemental cash flow information:
       Interest paid during the year                                                                   435,323             190,790
                                                                                              =================   ==================
       Income taxes paid during the year                                                             1,393,607             633,806
                                                                                              =================   ==================

Supplemental disclosure on non-cash investing activitites:
       During the year ended Deceember 31, 1999, the Company capitalized property, plant and equipment and incurred debt obligations of BEF 1.1 million.

       During the year ended December 31, 2000, the Company disposed of property, plant and equipment with a net book value of approximately
       BEF 880,000 and outstanding debt obligations of BEF 890,517 (see note 5).


See accompanying notes to financial statements.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


(1)    COMPANY OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    NATURE OF BUSINESS

              Minerva Softcare N.V. ("Minerva" or the "Company") was incorporated in Belgium in 1993. Minerva is a technology solutions provider, focusing on data extraction, modeling and technology lifecycle management. The Company primarily operates through its headquarters in Belgium and has a branch operation in The Netherlands. Additionally, Minerva maintains a 40% ownership interest in a company that is affiliated by way of common management and ownership. This company supplements Minerva's products as it primarily operates as a value added reseller of several complementary technologies. The Company's revenues are derived primarily in Belgium and The Netherlands.

       (b)    OWNERSHIP

              In December 2000, 25% of the outstanding shares of the Company (represented by 312,500 shares) were purchased equally from the Company's two original shareholders by New Generation Partners B.V., a Netherlands company. The parent company of New Generation Partners B.V. is a wholly-owned subsidiary of New Generation Holdings, Inc., a Delaware corporation, whose shares are publicly traded in the United States.

              The acquisition of the 25% interest in Minerva was effected through the issuance of 1,931,974 shares of New Generation Holdings, Inc. common stock to the selling shareholders.

              As of December 31, 2000, the outstanding common stock of the Company amounts to 1,250,000 shares, with a stated value of 1 Belgian Franc ("BEF") per share. All shares carry equal voting rights. As of December 31, 2000, 25% of the outstanding shares are owned by New Generation Partners B.V. The remaining 75% of the outstanding shares are owned equally by the Company's two original shareholders.


       (c)    BASIS OF PRESENTATION

              The financial statements of Minerva are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and include the accounts of the Company, including its branch operations in The Netherlands. All significant accounts and transactions with the branch in The Netherlands have been eliminated in preparation of the financial statements. Investments in which the Company has significant influence, but less than a controlling voting interest, are reported under the equity method of accounting.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


              The exchange rate of the Belgian Franc to the U.S. Dollar was approximately US$1 = BEF 43.0 at December 31, 2000 and
              US$1 = BEF 43.8 on average for calendar year 2000.

              The financial statements are stated in the Company's functional currency, the Belgian Franc.

       (d)    INVESTMENTS IN AFFILIATES

              The Company's investments in affiliates consist of its 40% interest in Case Associates N.V. ("Case") and its 23.5% interest in QID N.V. ("QID"). Both of these companies are located in Belgium.

              In November 2000, Minerva acquired a 40% interest in Case, an entity affiliated by way of common management and ownership. Case and its wholly-owned subsidiary, Case Associates B.V., primarily operate as resellers of third-party software products. Their revenues are derived mainly from product sales and maintenance agreements. Total consideration for the Company's investment in Case was BEF 10 million in cash. The excess of the consideration over the carrying value of Case's net assets is being amortized over a five year period. As of December 31, 2000, the Company's investment in Case has been increased by BEF 915,000, representing Minerva's proportionate share of Case's consolidated earnings for the period since its ownership interest was acquired.

              In September 2000, Minerva acquired a 23.5% interest in QID. QID is a technology enterprise, engaged in the development of virtual private networks ("VPN"). Total consideration for the Company's investment in QID was BEF 10 million. The excess of the consideration over the fair value of QID's net assets is being amortized over a five year period. As of December 31, 2000, the Company's investment in QID has been increased by BEF 87,000 representing Minerva's proportionate share of QID's earnings for the period since its ownership interest was acquired.

              Unaudited summarized financial information for Case, as of and for the year ended December 31, 2000, is presented below (in Belgian Franc). Activity related to QID as of and for the year ended December 31, 2000 was not significant.

                                                              2000
                                                          ------------
              Current assets                               89,599,873
              Other assets                                  3,415,553
                                                          ------------
                                                           93,015,426
                                                          ------------
              Current liabilities                          74,690,017
              Other liabilities                                23,165
              Shareholders' equity                         18,302,244
                                                          ------------
                                                          ------------
              Revenues                                     60,210,780
              Gross profit                                 33,311,934
              Net income                                    4,426,529
                                                          ------------

       (e)    REVENUE RECOGNITION

              The Company accounts for revenue recognition in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), SOFTWARE REVENUE RECOGNITION. That statement requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements and post contract support.

              The Company's revenue is derived from three primary activities, licensing of its propriety software products, maintenance and consultancy. The licensing of the Company's software product is generally accompanied by a maintenance agreement covering a one-year period. The product license is granted for an indefinite period of time and revenue related to the sale of the software product is recognized upon delivery to the customer.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


              Post contract support or maintenance agreements included in the license agreement are renewable annually at the option of the customer. Under these agreements, the Company provides technical inquiry services and additional services such as the distribution of patches for corrections of discovered software errors. While the maintenance agreements are effective, the customer is entitled to receive new releases of the software products as they become available. The Company's licenses do not provide for specific upgrade or return rights. Revenues related to the maintenance agreements are recognized over the term of the agreement. Amounts that have been deferred under these contracts are recorded as deferred income in the Company's financial statements.

              The fair values attributable to the sale of the software product and the post contract service are determined by the Company by reference to the rates charged for renewal of such post contract service agreements upon expiration of the original agreements. The customer may renew the maintenance agreements annually, based on the original maintenance fee established with minor increases.

              Additionally, the Company offers consultancy services to its clients in the form of formal training on the use of software or system enhancements. These services are not integral to the operation and use of the Company's products and thus the Company recognizes revenue related to consultancy based upon established hourly rates as the services are performed.


       (f)    SOFTWARE DEVELOPMENT COSTS

              The Company accounts for software development costs under the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Based on the Company's product development process, technological feasibility is generally established upon completion of the working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and, as a result, the Company has not capitalized any software development costs. Total software development costs approximated BEF 31,794,000 and 26,148,000 in 2000 and 1999, respectively, and are recorded within selling, general and administrative costs.

        (g)   FOREIGN CURRENCIES

              The financial statements of the Company have been prepared in its functional and local currency, the Belgian Franc. The Company does not have any foreign operations outside of the Eurozone (consisting of the countries that will adopt the

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


              Euro as their official currency on January 1, 2002) and, as a result, there are no translation adjustments reflected as a component of other comprehensive income. Foreign currency transaction gains and losses, if any, resulting from foreign currency transactions outside of the Eurozone, are included in the results of operations for the periods presented.

       (h)    CASH AND EQUIVALENTS

              The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       (i)    ACCOUNTS RECEIVABLE

              Trade accounts receivable are reported net of an allowance for doubtful accounts equal to the estimated collection losses to be incurred. The estimated losses are based on actual collection experience and management's opinion of the current status of existing receivables.

       (j)    PROPERTY, PLANT AND EQUIPMENT

              Property, plant, and equipment are recorded at cost less accumulated depreciation.

              Depreciation is computed by the straight-line method over the estimated useful lives of the related assets. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized. No interest was capitalized during the years ended December 31, 2000 and 1999.

              The estimated useful lives of assets are as follows (in years):

              Furniture and fixtures                   5
              Computer equipment and software          3
              Vehicles                                 5

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


       (k)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is reviewed by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (l)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

        (m)   INCOME TAXES

              The Company accounts for income taxes under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


       (n)    DERIVATIVE FINANCIAL INSTRUMENTS

              The Company does not actively engage in activities to hedge its exposure to foreign currency exchange fluctuations. However, as of December 31, 2000, the Company is party to a currency forward contract to mitigate its exposure to foreign currency fluctuations in relation to a US Dollar ("USD") denominated note receivable. The contract, which carries a notional value of USD 200,000, matures in April 2001. The fair value of the forward contract at December 31, 2000 of approximately BEF 948,000 has been recorded within other assets and has been included in financial income (expense), net.

       (o)    NET INCOME PER SHARE

              Basic net income per share as disclosed in the statements of operations is based on the weighted average of all common shares outstanding during the period. Diluted net income per share is the same as basic net income per share as there are no potentially issuable shares outstanding as of December 31, 2000 and 1999.

       (p)    COMPREHENSIVE INCOME

              Comprehensive income is a measure of net income and all other changes in equity of the Company that result from transactions other than with stockholders. The Company does not have any elements of other comprehensive income. Accordingly, comprehensive income is the same as net income.

        (q)   USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


        (r)   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133").

                  SFAS 133 was issued in June 1998. The Statement was subsequently amended in June 1999, which deferred its effective date. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This Statement requires every derivative instrument to be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges permits derivative gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

                  Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES ("SFAS 138"), was issued in June 2000 and addresses certain implementation issues with regards to SFAS 133.


                  SFAS 133, as amended by SFAS's 137 and 138, is effective for all fiscal quarters of all fiscal years beginning after 15 June 2000. Adoption of the provisions of SFAS No. 133, as amended by SFAS 137 and 138, did not have a material impact on the Company's financial position or results of operations when it was implemented effective January 1, 2001.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


               Statement of Financial Accounting Standards No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, a replacement of SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.

                  SFAS No. 140 was issued in September 2000. This Statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect that the provisions of SFAS No. 140 will have a material impact on its financial position or results of operations.

(2)    OTHER RECEIVABLES

       Other receivables consist of:

                                                                                DECEMBER 31,
                                                            -----------------------------------------------
                                                                        2000                     1999
                                                            ----------------------    ---------------------
              Value added tax receivable                             4,421,760               3,932,246
              Other                                                    104,200                   --
                                                            ----------------------    ---------------------
                                                                     4,525,960               3,932,246
                                                            ======================    =====================


 (3)   PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consists of the following:


                                                                                DECEMBER 31,
                                                            -----------------------------------------------
                                                                        2000                     1999
                                                            ----------------------    ---------------------
            Furniture and fixtures                                   2,570,934                    2,532,877
            Vehicles (see note 5)                                         --                      1,100,000
            Computer equipment and software                         10,572,172                    9,399,068
                                                            ----------------------    ---------------------
                                                                    13,143,106                   13,031,945
            Less accumulated depreciation                           (7,306,250)                  (4,601,197)
                                                            ----------------------    ---------------------
                                                                     5,836,856                    8,430,748
                                                            ======================    ======================


                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


       Depreciation expense for the years ended December 31, 2000 and 1999 was BEF 2,925,053 and BEF 1,804,242, respectively. During the year ended December 31, 2000, the Company disposed of a vehicle with a NBV of approximately BEF 880,000. No proceeds were received in relation to this disposal, however, a gain of BEF 10,517 was recognized as a result of the transfer of related debt (see note 5).

(4)    ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                                                DECEMBER 31,
                                                            -----------------------------------------------
                                                                       2000                      1999
                                                            ---------------------    ----------------------
            Wages, salary and payroll expenses                       3,340,778                2,408,637
            Value added tax payable                                    139,089                  873,928
            Litigation provision (see note 12)                             --                10,037,500
            Other                                                    1,285,078                1,009,870
                                                            ---------------------    ----------------------
                                                                     4,764,945               14,329,935
                                                            =====================    ======================

(5)    LONG-TERM DEBT

       On December 31, 1999, the Company assumed an outstanding loan with a financial institution related to a Company-used vehicle. During the year ended December 31, 2000, the vehicle and the related debt were transferred to a former employee of the Company. The net book value of the vehicle disposed of was BEF 880,000, resulting in a gain recognized by the Company on the disposal of BEF 10,067.

 (6)   INCOME TAXES

       Pretax income (loss) from operations and income taxes consist of the following:


                                                          2000              1999
                                                     ---------------   ---------------
        Year ended December 31, 2000:
          Belgium                                        2,235,994         9,963,275
          Foreign                                       11,770,423          (843,737)
                                                     ---------------   ---------------
                                                        14,006,417         9,119,538
                                                     ===============   ===============



                                                         CURRENT          DEFERRED             TOTAL
                                                      --------------    --------------    -----------------
        Year ended December 31, 2000:
          Belgium                                          (962,927)        1,733,991           771,064
          Foreign                                         4,062,395           225,644         4,288,039


                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


                                                      --------------    --------------    -----------------
                                                          3,099,468         1,959,635         5,059,103
                                                      ==============    ==============    =================

        Year ended December 31, 1999:
          Belgium                                           679,291         3,256,759         3,936,050
          Foreign                                                 -          (225,644)         (225,644)
                                                      --------------    --------------    -----------------
                                                            679,291         3,031,115         3,710,406
                                                      ==============    ==============    =================



       Income tax expense differs from the amounts computed by applying the statutory Belgian income tax rate of 40.17% as follows:


                                                                                    DECEMBER 31
                                                                          ---------------------------------
                                                                              2000               1999
                                                                          --------------     --------------

        Computed "expected" tax expense                                       5,626,378          3,663,318
        Increase (decrease) in income taxes resulting from:
          Nondeductible expenses                                                532,894            346,085
          Differences in foreign tax rates                                     (608,531)            43,621
          Non-taxable equity in earnings of affiliates                         (402,503)                --
          Investment tax credits                                               (126,296)          (330,297)
          Other                                                                  37,161            (12,321)
                                                                          --------------     --------------

        Income tax expense                                                    5,059,103          3,710,406
                                                                          ==============     ==============


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:


                                                                              2000               1999
                                                                          --------------     --------------
        Deferred tax assets:
             Loss carryforward - The Netherlands                                     --            225,644
          Less valuation allowance                                                                      -
                                                                          --------------     --------------
                   Net deferred tax assets                                           --            225,644
                                                                          --------------     --------------

        Deferred tax liabilities:
          Property, plant and equipment, due to
             differences in depreciation                                        824,247            783,686
          Note receivable related to Carleton litigation
             settlement                                                         350,302          3,005,004
          Litigation accrual not reversed for tax purposes                    4,032,064                 --
          Other                                                                 380,812             64,744
                                                                          --------------     --------------
                   Total gross deferred tax liabilities                       5,587,425          3,853,434
                                                                          --------------     --------------

                   Net deferred tax liabilities                               5,587,425          3,627,790
                                                                          ==============     ==============


       As of December 31, 1999, the Company had available operating loss carryforwards of BEF 644,697 available to offset future taxable income in The Netherlands. Loss carryforwards in The Netherlands at December 31, 1999 were utilized during the year ended December 31, 2000.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


(7)    FINANCIAL INCOME (EXPENSE), NET

       Financial income (expense), net consists of the following:


                                                                          2000                 1999
                                                                     ---------------    -------------------
       Interest expense                                                   (435,323)          (190,790)
       Interest income                                                     675,871            439,715
       Foreign currency transaction gains (losses), net                  1,315,875           (419,420)
                                                                     ---------------    -------------------
                                                                         1,556,423           (170,495)
                                                                     ===============    ===================


(8)    OTHER INCOME, NET

       Other income, net consists of the following:

                                                                          2000                 1999
                                                                     ---------------    ----------------
       Settlement with Carleton USA                                             --         18,000,516
       Litigation (provision) reversal (see note 12)                    10,037,500        (10,037,500)
       Other expense, net                                               (1,065,154)          (316,340)
                                                                     ---------------    ----------------
                                                                         8,972,346          7,646,676
                                                                     ===============    ================


       During 1999, the Company settled certain litigation with a former affiliate in the United States regarding the use of developed technologies. As a result of this settlement, Minerva was awarded a judgment of USD 500,000, to be paid in one installment of USD 300,000 in 1999 and the remaining installment due in 2001. The total amount of the settlement has been recorded within other income for the year ended December 31, 1999. The portion of the settlement not paid during 1999 has been recorded within notes receivable. As of December 31, 2000 and 1999, the carrying value of the note receivable outstanding in relation to this settlement is BEF 8,472,050 and 7,480,718, respectively, net of discounts for imputed interest of BEF 87,950 and 553,282, respectively.

(9)    RELATED PARTY TRANSACTIONS

       Two of the Company's significant shareholders provide management services to the Company. These services consist of technical assistance as well as administrative and marketing assistance. Compensation paid to these shareholders for the years ended December 31, 2000 and 1999 was BEF 10,511,558 and 4,542,786, respectively. Amounts payable to these shareholders at December 31, 2000 and 1999 were BEF 6,852,283 and 2,642,639, respectively. Additionally, amounts due from these shareholders at December 31, 2000 and 1999, as a result of cash advances made to these shareholders, were BEF 27,639 and 3,061,981, respectively.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


       These shareholders also have significant ownership interests in a company from which Minerva rents office space in Belgium. The rental expense paid to this company for the years ended December 31, 2000 and 1999 was BEF 1,253,219 and 849,312, respectively. Additionally, the Company pays an annual management fee to this company of BEF 400,000 per year. Amounts payable to this company at December 31, 2000 and 1999 were BEF 1,567,952 and 2,247,680, respectively. Amounts due from this company at December 31, 2000 and 1999 resulting from cash advances were BEF 3,145,574 and 4,400,884, respectively.

       Certain individuals employed by the Company's affiliate, Case Associates N.V., are utilized in the revenue producing activities of Minerva. These personnel costs, along with other project related costs, are invoiced by Case to Minerva on a periodic basis. These amounts are recorded by the Company as a component of cost of revenues. The total costs charged during the years ended December 31, 2000 and 1999 were BEF 8,076,246 and 4,822,770, respectively. Amounts payable to Case Belgium at December 31, 2000 and 1999 were BEF 12,652,049 and 4,057,960, respectively. Amounts due from Case Belgium at December 31, 2000 and 1999 resulting from cash advances were BEF 321,610 and 3,851,925, respectively.

       Another affiliate of the Company, by way of common management and ownership, utilizes certain individuals employed by Minerva in certain of their projects. The related payroll and travel costs for these employees are charged to this affiliate as incurred. Total costs charged to this affiliate during the years ended December 31, 2000 and 1999 were BEF 1,851,166 and 2,401,838, respectively. Amounts due from this affiliate at December 31, 2000 and 1999 were BEF 682,629 and 1,615,487, respectively.

       The following table summarizes the classification of related party expenses as reflected in the Company's Statement of Operations:

                                                             2000              1999
                                                        ---------------    -------------
          Cost of revenues                                  8,076,246          4,822,770
          Selling, general and administrative              10,313,611          3,390,260
                                                        ---------------    -------------
                                                           18,389,857          8,213,030
                                                        ===============    =============


(10)   RISKS AND UNCERTAINTIES

       International Operations:

       The Company's revenues are derived primarily in Belgium and The Netherlands. However, potential future growth outside the Eurozone countries could expose the Company to risks associated with the impact of fluctuations in foreign exchange rates.

       Concentration of Customers and Credit Risks:

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


       The Company's sales procedures generally do not require collateral. The Company maintains credit procedures to evaluate the credit worthiness of prospective customers and employs personnel specifically for the purpose of monitoring and collecting accounts receivable. Issues regarding customer accounts are immediately brought to the attention of management for resolution.

       For the years ended December 31, 2000 and 1999, 4 and 5 customers accounted for 52% and 75% of revenues, respectively. As of December 31, 2000 and 1999, 3 and 4 customers, respectively, accounted for 59% and 64% of trade receivables, respectively.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


(11) SEGMENT INFORMATION

      Under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, the Company is required to disclose certain information about its operating segments, as defined and used by management, as well as certain information concerning geographical and customer bases. Based on the Company's current revenue producing activities and operations, as well as on the tools used by management to evaluate the business, the Company has determined that it operates in one segment. However, certain geographical and customer information is presented below:

      The following table summarizes revenues recorded based on the geographic area where products are sold or where services are provided:

                                                                            2000               1999
                                                                       ---------------     --------------
        Belgium                                                           47,406,306          51,416,614
        The Netherlands                                                   41,676,103           6,882,124
                                                                       ---------------     --------------
                                                                          89,082,409          58,298,738
                                                                       ===============     ==============


      The following table summarizes property and equipment employed in the Company's business, by geographical area:

                                                                                  DECEMBER 31
                                                                       ----------------------------------
                                                                            2000               1999
                                                                       ---------------     --------------
        Belgium                                                            5,758,219           8,430,748
        The Netherlands                                                       78,637                  --
                                                                       ---------------     --------------
                                                                           5,836,856           8,430,748
                                                                       ===============     ==============


 (12)  COMMITMENTS AND CONTINGENCIES

       Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

                              MINERVA SOFTCARE N.V.

                          Notes to Financial Statements

                           December 31, 2000 and 1999


       The Company is the defendant to a claim filed by one of the Company's former sales agents in 1999. The sales agent has claimed reimbursement for certain expenses allegedly incurred on behalf of Minerva as well as fees related to consulting services rendered. As of December 31, 1999, the Company established a provision for the full amount of the claim, approximately BEF 10 million. In March 2000, a decision conclusion was reached by the courts in favor of Minerva. While appeals are pending, the Company believes that payment of the amounts claimed is no longer probable. As a result, the Company has reversed the established provision as of December 31, 2000 within other income, net.

       The Company is involved in other legal proceedings and claims arising in the ordinary course of business. Management believes that the disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

(13)   SUBSEQUENT EVENTS

       As discussed in note 1, 25% of the outstanding shares of the Company were acquired in December 2000 by New Generation Partners B.V., a Netherlands entity. In February 2001, the remaining 75% of the Company has been acquired by New Generation Partners, Inc, a wholly-owned subsidiary of New Generation Holdings, Inc. and the parent of New Generation Partners B.V. The acquisition was effected by the issuance of 2,682,671 shares of New Generation Holdings, Inc. common stock to each of the two shareholders of Minerva.

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

                                          New Generation Holdings, Inc.
                                          (Registrant)


                                          /s/ Paul Hokfelt
                                          -------------------------------------
                                          Paul Hokfelt
                                          President and Chief Executive Officer
                                          (Chief Presiding Officer)


         In accordance with the Exchange Act, this report has been signed below on April 17, 2001 by the following persons in the capacities indicated:


                                          /s/ Paul Hokfelt
                                          -------------------------------------
                                          Paul Hokfelt
                                          President, Chief Executive Officer
                                          and Director (Principal Executive
                                          Officer)

                                          /s/ Anna Karin Portunato
                                          -------------------------------------
                                          Anna Karin Portunato
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                          /s/ Thomas Marshall
                                           ------------------------------------
                                          Thomas Marshall
                                          Director and Secretary

                                          /s/ Jacques Mot
                                          -------------------------------------
                                          Jacques Mot
                                          Director and Chairman

                                          /s/ Marcel Rokegem
                                          ------------------------------------
                                          Marcel Rokegem
                                          Director

                          New Generation Holdings, Inc.
                                List of Exhibits

         ++(3)      (i)        Amended and Restated Certificate of Incorporation
         ++         (ii)       By-Laws
         ++(4)      (i)        Specimen Certificate for Common Stock
         ++         (ii)       Form of Warrant at $6.00 expiring 2 years after
                               Commencement Date
         ++         (iii)      Form of Warrant at $12.00 expiring March 5, 2004
         ++         (iv)       Form of Warrant at $12.00 expiring February 24, 2004
         ^          (v)        Form of Warrant at $8.00 expiring 2 years after
                               Commencement Date
         ++(10)     (i)        Employment Agreement of Paul Hokfelt dated January 25,
                               2000
         +          (ii)       Line of Credit Agreement dated as of April 15, 1999
         +          (iii)      Consulting Agreement dated as of April 15, 1999
         #          (iv)       Strategic Collaboration Agreement dated as of March 31,
                               2000 by and between the Company and New Generation
                               Partners, Inc., on one hand, and Double Impact, Inc., on
                               the other
         ^          (v)        Share Transfer Agreement dated as of March 31, 2000 by
                               and among Bachkine & Meyer Industries, S.A., Double
                               Impact, Inc. and the Company.
         ^          (vi)       Termination Agreement dated as of April 15, 2000 by and
                               between the Company and BAMI Consulting, S.A.
         ^          (vii)      Subscription Agreement dated as of April 10, 2000 by and
                               between the Company and Gauk Holding, Inc.
         ^          (viii)     Subscription Agreement dated as of April 10, 2000 by and
                               between the Company and Mercer International S.A.
                    (ix)       (Reserved)
         #          (x)        Form of Subscription Agreement
         #          (xi)       Amendment to Line of Credit Agreement, dated July 15, 2000, between the Company and Bachkine & Meyer Industries, S.A.
         **         (xii)      Loan Retirement Agreement dated as of November 13, 2000
                               by and between the Company and Bachkine & Meyer
                               Industries SA.
         **         (xiii)     Consulting Fee Conversion Agreement dated as of November
                               13, 2000 by and between the Company and BAMI Consulting,
                               Inc.
         ***        (xiv)      Share Exchange Agreement dated as of December 29, 2000
                               by and among the Company and New Generation Partners,
                               Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De
                               Vleeschauwer and Robert Jordaens.
         ****       (xv)       Share Exchange Agreement dated as of February 28, 2000
                               by and among the Company and New Generation Partners,
                               Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De
                               Vleeschauwer and Robert Jordaens.
         *          (xvi)      Consulting Agreement by and between New Generation
                               Partners, Inc and Jacques Mot dated as of July 5, 2000.
         *(21)                 Subsidiaries of the Registrant

-----------------------------
*        Filed herewith
+ Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.
++ Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.
^ Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.
# Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.
** Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2000 filed on November 21, 2000.
***      Incorporated by reference to the Company's Form 8-K filed on February
         28, 2001
****     Incorporated by reference to the Company's Form 8-K filed on March 12,
         2001