Form 10QSB
period 2001-03-31
NEW GENERATION HOLDINGS INC
filed 2001-05-21
CIK 1024605

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001
                        Commission file number 000-24623

                          New Generation Holdings, Inc.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



              Delaware                                   13-4056896
   ----------------------------                 -----------------------------
   (State or other jurisdiction of              (IRS Employer Identification
    incorporation or organization)                         Number)



                          400 West Broadway, 6th Floor
                            New York, New York 10012
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 937-5054
                ------------------------------------------------
                (Issuer's telephone number, including area code)



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

         As of May 15, 2001 the Issuer had outstanding 20,682,716 shares of its Common Stock, $0.001 par value.

                           New Generation Holdings Inc

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2001

                                Table of Contents

Part I:     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

            Consolidated Balance Sheets:
            March 31, 2001 and December 31, 2000

            Consolidated Statement of Losses & Comprehensive Losses:
            Three Months Ended March 31, 2001 and 2000

            Consolidated Statement of Cash Flows:
            Three Months Ended March 31, 2001 and 2000

            Notes to Consolidated Financial Statements:
            March 31, 2001

Item 2.     Management's Discussion and Analysis

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                          NEW GENERATION HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                 March 31, 2001   December 31, 2000
                                                                 --------------   -----------------
                                                                  (UNAUDITED)
                            ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   619,377     $     855,404
   Accounts receivable, net                                             486,363                 -

  Other receivables:
      Affiliates                                                        623,524                 -
      Other                                                             311,079                 -
   Prepaid expenses and other current assets                            170,352            46,524
                                                                    -----------     -------------
      Total Current Assets                                            2,210,695           901,928

Property, plant and equipment, net                                      229,127           124,618
Equity investments in associated companies, including goodwill
and other intangible assets, net of accumulated amortization         16,632,093         2,684,792
Investment, at cost                                                     144,455           152,262
Patents, net                                                            314,670           340,530
Other assets                                                              3,399                 -
                                                                    -----------     -------------
      Total Assets                                                  $19,534,439     $   4,204,130
                                                                    ===========     =============


             LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $ 1,551,629     $     645,623
   Due to affiliates                                                  1,097,982                 -
                                                                    -----------     -------------
      Total current liabilities                                       2,649,611           645,623

Deferred income taxes                                                   121,712                 -
                                                                    -----------     -------------

Total liabilities                                                     2,771,323           645,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Preferred stock, $ .001 par value; 1,000,000 shares authorized,
none issued at March 31, 2001 and December 31, 2000                           -                 -

Common stock, $ .001 par value; 50,000,000 shares authorized,
20,483,463 and 15,074,788 issued and outstanding at March 31,
2001 and December 31, 2000, respectively                                 20,484            15,075

  Additional paid in capital                                         26,207,777        11,942,781

  Accumulated deficit                                                (9,526,378)       (8,427,737)

  Accumulated other comprehensive income                                 61,233            28,388
                                                                    -----------     -------------
     Total stockholder's equity                                      16,763,116         3,558,507
                                                                    -----------     -------------
            Total liabilities and stockholder's equity              $19,534,439     $   4,204,130
                                                                    ===========     =============

        See accompanying footnotes to the unaudited financial statements

                          NEW GENERATION HOLDINGS, INC
             CONSOLIDATED STATEMENT OF LOSSES & COMPREHENSIVE LOSSES
                                    UNAUDITED

                                                   Three Months ended March 31,
                                                      2001               2000
                                                      ----               ----
Revenues:
 Consulting                                        $    191,927    $          -
 License revenue                                         67,827               -
 Service revenue                                         13,476               -
                                                   ------------    ------------
                                                        273,230               -
Operating expenses
 General and administrative                             944,389         485,337
 Product development                                     14,236          77,147
 Depreciation & amortization                            395,507          25,719
                                                   ------------    ------------
                                                      1,354,132         588,203

Net loss from operations                             (1,080,902)       (588,203)

Other income/expense:
 Equity in losses in affiliates                          (6,855)              -
 Interest income/(expense), net                           2,325         (44,117)
 Other income                                            15,379               -
 Currency exchange difference                           (26,603)              -
                                                   ------------    ------------
                                                        (15,754)        (44,117)
Net loss before income taxes                         (1,096,656)       (632,320)
Provision for income taxes                               (1,985)              -
                                                   ------------    ------------
Net Loss                                           $ (1,098,641)   $   (632,320)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.06)   $      (0.05)
                                                   ============    ============
Shares used to compute basic and diluted
net loss per common share                            17,309,552      11,837,828

Comprehensive loss:
Net loss                                             (1,098,641)       (632,320)
Foreign currency translation gain (loss)                 32,845               -
                                                   ------------    ------------
Comprehensive loss                                 $ (1,065,796)   $   (632,320)
                                                   ============    ============

        See accompanying footnotes to the unaudited financial statements

                          NEW GENERATION HOLDINGS, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                   Three Months
                                                  ended March 31,
                                                       2001            2000
                                                       ----            ----
Cash flows from operating activities:
 Net Loss                                          $ (1,098,641)   $   (632,320)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation & amortization                            395,507          25,719
 Equity based compensation expense                            -         328,350
 Equity in net losses of affiliates                       6,855               -
 Changes in operating assets and liabilities:
 Current assets, net                                   (576,598)              -
 Common stock issued in exchange for debt              (132,729)         96,838
 Accounts payable and accrued expenses                1,048,498        (127,208)
                                                   ------------    ------------
 Net cash used in operating activities                 (357,109)       (308,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                  (573)              -
 Cash acquired in connection with acquisition           126,026               -
                                                   ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES               125,453               -
CASH FLOWS FROM FINANCING ACTIVITIES:
 Cash received from shareholder/affiliates                    -         311,564
                                                   ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     -         311,564
Effects of exchange rates on cash                        (4,371)              -
Net increase in cash and cash equivalents              (236,027)          2,943
Cash and cash equivalents, January 1                    855,404           3,708
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, MARCH 31                $    619,377    $      6,651
                                                   ============    ============

Supplemental information:
Interest paid                                      $      2,007    $          -
Taxes paid                                                    -               -
Common stock issued in exchange for services                  -         328,350
Common stock issued in exchange for acquisitions     14,137,676               -
Common stock issued in exchange for debt                132,729               -
Acquisition :
 Assets acquired                                      1,458,966               -
 Goodwill and other intangible assets                13,787,132               -
 Liabilities assumed                                 (1,108,422)              -
 Common stock issued                                (14,137,676)              -
                                                   ------------    ------------
 Net cash paid for acquisition                     $          -    $          -
                                                   ============    ============

        See accompanying footnotes to the unaudited financial statements

                          NEW GENERATION HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB, as amended.

BASIS OF PRESENTATION

New Generation Holdings, Inc ("Company") was incorporated in the State of Delaware on April 15, 1999. The Company has three business focuses: (a)the expansion and operation of Minerva Softcare, NV (b) the continued commercialization of our patented plastic technology and (c) the maintenance of the technology, internet, mobile and entertainment ("TIME") investments in development and acceleration (D&A) companies during 2000.

In two separate transactions consummated on December 29, 2000 (for 25%) and February 28, 2001 (for 75%), respectively, The Company acquired all of the outstanding shares of Minerva. Minerva is a Belgian company identified in our focus on TIME investments. It is engaged in the business of software development and providing software solutions. Minerva's products have enabled it to evolve from pure product development and selling, to solution provision and technical consulting. Minerva specializes in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions.

The consolidated financial statements include the companies which are effectively controlled directly by New Generation Holdings Inc., where control is defined as the power to govern the financial and operating policies. This control is generally evidenced when New Generation Holdings, Inc directly or indirectly owns more than 50% or the voting rights of the company's share capital. Significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

                          NEW GENERATION HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE B-ACQUISITION

In February 2001 the Company acquired seventy five percent (75%) of the outstanding shares of Minerva Softcare N. V. , in exchange for $14,137,676 consisting of 5,365,342 unregistered shares of the Company's common stock in a transaction accounted for using the purchase method of accounting. The Company had previously acquired twenty-five percent (25%) of the outstanding shares of Minerva Softcare N.V. in December 2000.

The total purchase price and carrying value of the seventy-five percent (75%) of the net assets acquired of Minerva Softcare N. V. were as follows:

         Assets acquired                          $     1,458,966
         Goodwill and other intangibles                13,787,132
         Liabilities assumed                           (1,108,422)
                                                      -----------
         Total                                    $    14,137,676
                                                  ===============

NOTE C-SEGMENT INFORMATION

During 2001 and 2000, the Registrant operated in three reportable segments:

Minerva Softcare, NV, New Generation Plastic Inc, New Generation Partners, Inc. The Registrant's three reportable segments are managed separately based on fundamental differences in their operations.

Minerva Softcare, NV is engaged in the business of software development and providing software solutions.

New Generations Plastic, Inc is in the development stage of commercializing patented plastic technology.

New Generation Partners, Inc is maintaining its existing investments in TIME ventures in Europe.

The Registrant also segments its business through geographic locations. Those geographic segments are: United States, Benelux, France, Germany Switzerland and United Kingdom.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Registrant evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

                          NEW GENERATION HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

INDUSTRY SEGMENTS

                                                   Three Months Ended March 31,
                                                     2001               2000
                                                     ----               ----
Net Sales to External Customers
Minerva                                           $    273,230     $          -
New Generation Plastics                                      -                -
New Generation Partnership                                   -                -
All Other                                                    -                -
                                                  ------------     ------------
Total Sales to External Customers                      273,230                -
                                                  ============     ============

Segment Depreciation and Amortization
Minerva                                                      -                -
New Generation Plastics                                 25,860           25,719
New Generation Partnership                             369,647                -
All Other                                                    -                -
                                                  ------------     ------------
Total Depreciation and Amortization                    395,507           25,719
                                                  ============     ============

Segment General and Administrative Expense
Minerva                                                294,638                -
New Generation Plastics                                  4,000                -
New Generation Partnership                             645,751          485,337
All Other                                                    -                -
                                                  ------------     ------------
Total General and Administrative Expense               944,389          485,337
                                                  ============     ============

Segment Operating Income
Minerva                                                (83,059)               -
New Generation Plastics                                (44,096)         (77,147)
New Generation Partnership                            (953,747)        (511,056)
All Other                                                    -                -
                                                  ------------     ------------
Total Segment Operating Income (Loss)               (1,080,902)        (588,203)
                                                  ============     ============



Segment Assets                                  March 31, 2001  December 31, 2000
                                                --------------  -----------------
Minerva                                              2,711,971          129,827
New Generation Plastics                                314,670          340,530
New Generation Partnership                          16,501,279        3,727,163
All Other                                                6,519            6,610
                                                  ------------     ------------
Total Segment Assets                              $ 19,534,439     $  4,204,130
                                                  ============     ============

                          NEW GENERATION HOLDINGS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

GEOGRAPHIC SEGMENTS

                                                   Three Months Ended March 31,
                                                      2001               2000
                                                      ----               ----
Net Sales to External Customers
United States                                                -                 -
Switzerland                                                  -                 -
United Kingdom                                               -                 -
Benelux                                                 273230                 -
                                                   -----------       -----------
Total Sales to External Customers                  $   273,230       $         -
                                                   ===========       ===========

Segment Assets                                  March 31, 2001  December 31, 2000
                                                --------------  -----------------
United States                                       14,064,334         1,084,706
Switzerland                                            102,207           127,761
United Kingdom                                          37,613           111,119
Benelux                                              5,330,285         2,880,544
                                                   -----------       -----------
Total Segment Assets                               $19,534,439       $ 4,204,130
                                                   ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2001 AND 2000

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Company's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company that the objectives and expectations of the Company would be achieved.

OVERVIEW

         The Company has transitioned from a development stage enterprise to that of an active growth and acquisition stage Company. We began generating revenue in the first quarter of 2001. We have restructured our D&A and plastic business segments, and with the acquisition of Minerva Softcare NV, will direct much of our efforts in the next year to the development and expansion of Minerva's operations . Our businesses are carried out in two of our subsidiaries formed for those purposes. We are presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

Three Months Ended March 31, 2001

Revenue

The Company's revenues increased to $ 273,230 during the first quarter of 2000 as compared to no revenues during the same period in 2000. The Company's Minerva software segment, which was acquired in December ,2000, generated $191,927 in revenues. Revenues from licensing the Company's software products and related service activities represented $81,303 of revenues during the three months ended March 31, 2001.

Costs and Expenses

The Company's costs and expenses increased from $ 632,320 during the quarter ended March 31, 2000 to $ 1,338,378 during the first quarter of 2001. General and administrative expenses increased $ 459,052, or 94% to $ 944,389 during the quarter. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended March 31, 2001, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its newly acquired subsidiary-Minerva Softcare N. V. The Company's amortization expense increased from $25,719 in 2000 to $395,507 during the three months ended March 31, 2001 as a result of the Company's acquisition of the Minerva Softcare N. V. and recognition of related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had a deficit in working capital of $ 560,628 compared to available working capital of $ 256,305 at December 31, 2000, a decrease in working capital of $ 304,323. The decrease in working capital was substantially due to the increase in obligations to vendors and afflicted of the Company at March 31, 2001 as compared to December 31, 2000.

As a result of the Company's operating loss of $ 1,098,641 during the three months ended March 31, 2001, the Company generated cash flow deficit of $ 357,109 from operating activities, adjusted principally for depreciation and amortization of $ 395,507. The Company met its cash requirements during the first three months of 2001 through the receipt of $ 126,026 of cash acquired in connection with its acquisition of 75% of Minerva Softcare N. V.

While the Company has raised capital to meet its working capital requirements, additional financing is required in order to complete the acquisition of related businesses. The Company is seeking financing in the form of equity and debt in order to provide for these acquisitions and for working capital. There are no assurances the Company will be successful in raising the funds required.

In prior periods, the Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees

The effect of inflation on the Company's revenue and operating results was not significant The Company's operations are located primarily in Europe and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt as of March 31, 2001. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         Other than previously disclosed in the Company's December 31, 2000 SEC Form 10KSB, There are no legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

Item 2.  Changes is Securities and Use of Proceeds

         (a)      None
         (b)      None
   (c)   Sale of Securities

              During the quarter, the Company issued 43,333 common shares at $3.063 per share in exchange for debt. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      None.

         (b)      Reports on Form 8-K

                  On February 28, 2001, the Company filed a Current Report on Form 8-K dated December 29, 2000, and amended on March 12, 2001 , reporting under Item 2, the acquisition of a twenty-five percent (25%) controlling minority interest in Minerva Softcare, N.V. pursuant to a Share Exchange Agreement.

                  On March 12, 2001, the Company filed a Current Report on Form 8-K dated February 28, 2001, and amended on March 13, 2001 reporting under Item 2, the acquisition of the remaining seventy-five percent (75%) of the outstanding shares in Minerva Softcare N.V., pursuant to the terms and conditions of a Share Exchange Agreement

                  On March 27, 2001, the Company filed a Current Report on Form 8-K dated March 21, 2001, and amended on March 28, 2001, reporting under Item 4, the change in the Company's certifying accountants

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  New Generation Holdings, Inc.
                                  (Registrant)

Date: May 21, 2001                By: /s/ Paul Hokfelt
                                  ----------------------------------
                                  Paul Hokfelt
                                  Chief Executive Officer

                                  By: /s/ Anna Karin Portunato
                                  ----------------------------------
                                  Anna Karin Portunato
                                  Interim Chief Financial Officer