Form 10QSB
period 2001-06-30
NEW GENERATION HOLDINGS INC
filed 2001-08-14
CIK 1024605

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001
                        Commission file number 000-24623


                          New Generation Holdings, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                 Delaware                               13-4056896
      -------------------------------          ----------------------------
      (State or other jurisdiction of          (IRS Employer Identification
       incorporation or organization)           Number)


                          400 West Broadway, 6th Floor
                            New York, New York 10012
                    ----------------------------------------
                    (Address of principal executive offices)


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

As of August 13, 2001 the Issuer had outstanding 20,705,443 shares of its Common Stock, $0.001 par value.

                           New Generation Holdings Inc

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2001


                                Table of Contents


PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets:
         June 30, 2001 and December 31, 2000

         Consolidated Condensed Statement of Losses & Comprehensive Losses:
         Three and Six Month Periods Ended June 30, 2001 and 2000

         Consolidated Condensed Statement of Cash Flows:
         Six Months Ended June 30, 2001 and 2000

         Notes to Consolidated Condensed Financial Statements:
         June 30, 2001

Item 2.  Management's Discussion and Analysis

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                             NEW GENERATION HOLDINGS, INC.
                         CONSOLIDATED CONDENSED BALANCE SHEET

                                                           June 30,      December 31,
                                                             2001            2000
                                                         -------------   -------------
                                                          (UNAUDITED)
                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $  1,755,773    $    855,404
   Accounts receivable, net                                 1,088,523               -
     Other receivables:
       Other                                                  747,982               -
   Prepaid expenses and other current assets                  421,097          46,524
                                                         -------------   -------------
       Total Current Assets                                 4,013,375         901,928

Property, plant and equipment, net                            279,151         124,618
Equity investments in associated companies,
  including goodwill and other intangible
  assets, net of accumulated amortization                  16,565,107       2,684,792
Investment, at cost                                           144,350         152,262
Patents, net                                                  288,810         340,530
Other assets                                                    3,285               -
                                                         -------------   -------------
       Total Assets                                      $ 21,294,078    $  4,204,130
                                                         =============   =============


        LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities              $  3,816,022    $    645,623
   Due to affiliates                                                -               -
                                                         -------------   -------------
      Total current liabilities                             3,816,022         645,623

Deferred income taxes                                         121,712               -
                                                         -------------   -------------
Total liabilities                                           3,937,734         645,623

Minority interest                                              81,429               -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Preferred stock, $ .001 par value; 1,000,000
shares authorized, none issued at June 30, 2001
and December 31, 2000                                               -               -

Common stock, $ .001 par value; 50,000,000 shares
authorized, 20,682,716 and 15,074,788 issued and
outstanding at June 30, 2001 and December 31, 2000,
respectively                                                   20,683          15,075

  Additional paid in capital                               28,867,832      11,942,781
  Accumulated deficit                                     (11,701,515)     (8,427,737)
  Accumulated other comprehensive income                       87,915          28,388
                                                         -------------   -------------
     Total stockholder's equity                            17,274,915       3,558,507
                                                         -------------   -------------

        Total liabilities and stockholder's equity       $ 21,294,078    $  4,204,130
                                                         =============   =============

           See accompanying footnotes to the unaudited financial statements


                                    NEW GENERATION HOLDINGS, INC
                 CONSOLIDATED CONDENSED STATEMENT OF LOSSES & COMPREHENSIVE LOSSES
                                             UNAUDITED

                                        For the Three Months Ended      For the Six Months Ended
                                                 June 30,                        June 30,
                                           2001            2000            2001           2000
                                      -------------   -------------   -------------   -------------
Revenues:
   Consulting                              357,978               -         549,935               -
   Licence revenue                         357,195               -         425,022               -
   Service revenue                         386,540               -         400,016               -
                                      -------------   -------------   -------------   -------------
                                         1,101,713               -       1,374,973               -
Operating expenses
   General and administrative            1,856,039       1,225,406       2,800,158       1,710,743
   Product development                           -               -          14,236          77,147
   Depreciation & amortization           1,137,798          25,960       1,533,305          51,679
                                      -------------   -------------   -------------   -------------
                                         2,993,837       1,251,366       4,347,699       1,839,569

Net loss from operations                (1,892,124)     (1,251,366)     (2,972,726)     (1,839,569)

Other income/expense:
  Equity in losses in affiliates            (8,836)              -         (15,691)              -
  Interest income/(expense), net            18'636          69,618          20,961          25,501
  Other income                              25,405               -          40,784               -
  Currency exchange difference            (120,795)              -        (147,398)              -
                                      -------------   -------------   -------------   -------------
                                           (85,590)         69,618        (101,344)         25,501
Net loss before income taxes            (1,977,714)     (1,181,748)     (3,074,070)     (1,814,068)
Provision for income taxes                (197,723)              -        (199,708)              -
                                      -------------   -------------   -------------   -------------
Net Loss                              $ (2,175,437)   $ (1,181,748)   $ (3,273,778)   $ (1,814,068)
                                      =============   =============   =============   =============

Basic and diluted net loss per
  common share                        $      (0.11)   $      (0.09)   $      (0.17)   $      (0.14)
                                      =============   =============   =============   =============

Shares used to compute basic and
  diluted net loss per common share     20,543,794      12,552,061      18,905,903      12,552,061


Comprehensive loss:
Net loss                              $ (2,175,437)   $ (1,181,748)   $ (3,273,778)   $ (1,814,068)
Foreign currency translation
  gain (loss)                              (26,682)              -         (59,527)              -
                                      -------------   -------------   -------------   -------------

Comprehensive loss                    $ (2,202,119)   $ (1,181,748)   $ (3,333,305)   $ (1,814,068)
                                      =============   =============   =============   =============

                  See accompanying footnotes to the unaudited financial statements


                                NEW GENERATION HOLDINGS, INC
                       CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                          UNAUDITED

                                                                 For the Six Months ended
                                                                         June 30,
                                                                    2001            2000
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                      (3,273,778)     (1,814,068)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
      Depreciation & amortization                                 1,533,305          51,679
      Equity based compensation expense                             319,222         646,435
      Equity in net losses of affiliates                             15,691               -
      Changes in operating assets and liabilities:
      Accounts receivables                                       (1,836,505)              -
      Prepaid expenses                                             (292,318)        159,554
      Other assets, net                                            (176,604)              -
      Accounts payable and accrued expenses                       3,170,399         225,137
      Deferred income tax                                           121,712               -
                                                               -------------   -------------
  Net cash used in operating activities                            (418,876)       (731,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in connection with acquisition                   1,473,778               -
   Acquisition of fixed assets                                     (154,533)        (31,365)
   Issuance of note receivable                                            -        (500,000)
                                                               -------------   -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               1,319,245        (531,365)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received from shareholder/affiliates, net                         -         297,447
   Issuance of common stock                                               -       5,248,035
                                                               -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 -       5,545,482


Net increase in cash and cash equivalents                           900,369       4,282,854
Cash and cash equivalents, January 1                                855,404           3,708
                                                               -------------   -------------
CASH AND CASH EQUIVALENTS, JUNE 30                             $  1,755,773    $  4,286,562
                                                               =============   =============

Supplemental information:
Interest paid                                                        14,920               -
Taxes paid                                                                -               -
Common stock issued in exchange for services                        319,222               -
Acquisition:
    Assets acquired                                               1,458,966               -
    Goodwill and other intangible assets                         13,942,532               -
    Liabilities assumed                                          (1,108,422)              -
    Common stock issued                                         (14,293,076)              -
                                                               -------------   -------------
    Net cash paid for acquisition                              $          -    $          -
                                                               =============   =============

              See accompanying footnotes to the unaudited financial statements


                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General
-------

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

Basis of Presentation
---------------------

New Generation Holdings, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware on April 15, 1999. The Company has two ongoing business focuses: (a) the expansion and operation of Minerva Softcare NV and the acquisition of further established software and consultancy businesses and (b) the continued commercialization of our patented plastic technology. In addition, the Company is maintaining the technology, internet, mobile and entertainment ("TIME") investments it made in three (3) development and acceleration (D&A) companies during 2000.

In April 2001, the Company completed its acquisition of all of the outstanding shares of Minerva Softcare NV. Minerva is a Belgian company identified in our focus on TIME investments. It is engaged in the business of software development and providing software solutions. Minerva's products have enabled it to evolve from pure product development and selling, to solution provision and technical consulting. Minerva specializes in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions.

The consolidated condensed financial statements include the companies that are effectively controlled directly by New Generation Holdings Inc., where control is defined as the power to govern the financial and operating policies. This control is generally evidenced when New Generation Holdings, Inc. directly or indirectly owns more than 50% or the voting rights of the company's share capital. Significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


NOTE B - ACQUISITION
--------------------

In February 2001, the Company acquired seventy five percent (75%) of the outstanding shares of Minerva Softcare NV, in exchange for 5,365,342 unregistered shares of the Company's common stock, with a value of $13,955,255, in a transaction accounted for using the purchase method of accounting. The Company had previously acquired twenty-five percent (25%) of the outstanding shares of Minerva Softcare NV in December 2000.

In April 2001, the Company issued a further 132,922 unregistered shares of its common stock, with a value of $337,821, in connection with the acquisition by Minerva Softcare NV of 80% of the issued share capital of Case Associates SA (a French company) and 60% of the issued share capital of Case Associates NV (a Belgian company). Case Associates NV was already 40% owned by Minerva Softcare NV, and as a result of the latest transaction, is now 100% owned.

The total purchase price (as adjusted) and carrying value of the net assets acquired of Minerva Softcare NV during 2001, are as follows:

                Assets acquired                                   $  1,458,966
                Goodwill and other intangibles                      13,942,532
                Liabilities assumed                                 (1,108,422)
                                                                  -------------
                Total                                             $ 14,293,076
                                                                  =============

NOTE C - SEGMENT INFORMATION
----------------------------

In the 2001 and 2000 calendar years, the Registrant operated in three reportable segments: Minerva Softcare NV, New Generation Plastic, Inc., and New Generation Partners, Inc. The Registrant's three reportable segments are managed separately based on fundamental differences in their operations.

Minerva Softcare NV is engaged in the business of software development and providing software solutions.

New Generation Plastic, Inc. is in the development stage of commercializing patented plastic technology.

New Generation Partners, Inc. is maintaining its existing investments in TIME ventures in Europe.

The Registrant also segments its business through geographic locations. Those geographic segments are: United States, Benelux, France and United Kingdom.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


The Registrant evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.

INDUSTRY SEGMENTS
-----------------

                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                      2001            2000            2001            2000
                                                  -------------   -------------   -------------   -------------
     Net Sales to External Customers
     Minerva Softcare NV                             1,101,713               -       1,374,973               -
     New Generation Plastic, Inc.                            -               -               -               -
     New Generation Partners, Inc.                           -               -               -               -
     All Other                                               -               -               -               -
                                                  -------------   -------------   -------------   -------------
     Total Sales to External Customers            $  1,101,713    $          -    $  1,374,973    $          -
                                                  =============   =============   =============   =============

     Segment Depreciation and Amortization
     Minerva Softcare NV                                51,407               -          51,407               -
     New Generation Plastic, Inc.                       25,860          25,960          51,720          51,679
     New Generation Partners, Inc.                   1,060,531               -       1,430,178               -
     All Other                                               -               -               -               -
                                                  -------------   -------------   -------------   -------------
     Total Depreciation and Amortization          $  1,137,798    $     25,960    $  1,533,305    $     51,679
                                                  =============   =============   =============   =============

     Segment General and Administrative Expense
     Minerva Softcare NV                             1,148,838               -       1,443,506               -
     New Generation Plastic, Inc.                            -               -           4,000               -
     New Generation Partners, Inc.                     707,201       1,225,406       1,352,652       1,710,743
     All Other                                               -               -               -               -
                                                  -------------   -------------   -------------   -------------
     Total General and Administrative Expense     $  1,856,039    $  1,225,406    $  2,800,158    $  1,710,743
                                                  =============   =============   =============   =============

     Segment Operating Income (Loss)
     Minerva Softcare NV                               (98,532)              -        (119,940)              -
     New Generation Plastic, Inc.                      (25,860)        (25,960)        (55,720)        (51,679)
     New Generation Partners, Inc.                  (1,767,732)     (1,225,406)     (2,797,066)     (1,787,890)
     All Other                                               -               -               -               -
                                                  -------------   -------------   -------------   -------------
     Total Segment Operating Income (Loss)        $ (1,892,124)   $ (1,251,366)   $ (2,972,726)   $ (1,839,569)
                                                  =============   =============   =============   =============

                                                                                     June 30,     December 31,
                                                                                       2001           2000
     Segment Assets                                                               -------------   -------------
     Minerva Softcare NV                                                             4,934,851         129,827
     New Generation Plastic, Inc.                                                      288,810         340,530
     New Generation Partners, Inc.                                                  16,070,417       3,727,163
     All Other                                                                               -           6,610
                                                                                  -------------   -------------
     Total Segment Assets                                                         $ 21,294,078    $  4,204,130
                                                                                  =============   =============

                                  NEW GENERATION HOLDINGS, INC
                      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         JUNE 30, 2001
                                          (UNAUDITED)


GEOGRAPHIC SEGMENTS
-------------------

                                         For the Three Months Ended   For the Six Months Ended
                                                  June 30,                    June 30,
                                         --------------------------  --------------------------
                                             2001          2000          2001          2000
                                         ------------  ------------  ------------  ------------
     Net Sales to External Customers
     United States                                 -             -             -             -
     Switzerland                                   -             -             -             -
     United Kingdom                                -             -             -             -
     France                                  161,661             -       161,661             -
     Benelux                                 940,052             -     1,213,282             -
                                         ------------  ------------  ------------  ------------
     Total Sales to External Customers   $ 1,101,713   $         -   $ 1,374,943   $         -
                                         ============  ============  ============  ============

                                                                       June 30,    December 31,
                                                                         2001          2000
     Segment Assets                                                  ------------  ------------
     United States                                                    16,218,210     1,084,706
     Switzerland                                                         125,253       127,761
     United Kingdom                                                       15,764       111,119
     France                                                            1,127,831             -
     Benelux                                                           3,807,020     2,880,544
                                                                     ------------  ------------
     Total Segment Assets                                            $21,294,078   $ 4,204,130
                                                                     ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Consolidated Condensed Financial Statements and Notes thereto, included elsewhere within this Report.

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

OVERVIEW

The Company has transitioned from a development stage enterprise to that of an active growth and acquisition stage Company. We began generating revenue in the first quarter of 2001. We have restructured our D&A and plastic business segments, and with the acquisition of Minerva Softcare NV, will direct our efforts in the next year to: (a) the development and expansion of Minerva's operations and (b) initiating commercial applications of our proprietary plastic blending technology. Our businesses are carried out in two of our subsidiaries formed for those purposes. We are presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

THREE MONTHS ENDED JUNE 30, 2001

Revenue
-------

The Company's revenues increased to $ 1,101,713 during the second quarter of 2001 as compared to no revenues during the same period in 2000. The Company's Minerva software segment, which was acquired in December of 2000, generated $ 357,978 in revenues. Revenues from licensing the Company's software products and related service activities represented $ 743,735 of revenues during the three months ended June 30, 2001.

Costs and Expenses
------------------

The Company's costs and expenses increased from $ 1,251,366 during the quarter ended June 30, 2000 to $2,993,837 during the second quarter of 2001. General and administrative expenses increased $ 630,633, or 51% to $ 1,856,039 during the quarter. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the three months ended June 30, 2001, the Company issued common stock to consultants in lieu of cash compensation. The Company also incurred the costs associated with the operation of its newly acquired subsidiary Minerva Softcare NV. The Company's amortization expense increased from $ 25,960 in 2000 to $ 1,137,798 during the three months ended June 30, 2001 as a result of the Company's acquisition of Minerva Softcare NV and recognition of related goodwill.

SIX MONTHS ENDED JUNE 30, 2001

Revenue
-------

The Company's revenues increased to $1,374,943 during the six months ended June 30, 2001 as compared to no revenues during the same period in 2000. The Company's Minerva software segment, which was acquired in December, 2000, generated $549,905 in revenues. Revenues from licensing the Company's software products and related service activities represented $825,038 of revenues during the six months ended June 30, 2001. When comparing the revenue of the first two quarters taken together to that of the second quarter on its own, it should be noted that control of Minerva was established at the end of February, and that consequently revenue has only been consolidated since March.

Costs and Expenses
------------------

The Company's costs and expenses increased from $1,839,569 during the six months ended June 30, 2000 to $4,347,669 during the first half of 2001. General and administrative expenses increased $ 1,089,415 or 64% to $2,800,158 during the period. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, transportation, professional fees, and consulting fees) during the six months ended June 30, 2001, the Company issued common stock to consultants in lieu of cash compensation. The Company also incurred the costs associated with the operation of its newly acquired subsidiary Minerva Softcare NV. The Company's amortization expense increased from $51,679 in 2000 to $1,533,305 during the six months ended June 30, 2001 as a result of the Company's acquisition of the Minerva Softcare NV and recognition of related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company had available working capital of $197,353 compared to available working capital of $ 256,305 at December 31, 2000, a decrease in working capital of $58,952. The decrease in working capital was substantially due to the increase in obligations to vendors and affiliates of the Company at June 30, 2001 as compared to December 31, 2000.

As a result of the Company's operating loss of $3,273,778 during the six months ended June 30, 2001, the Company generated a cash flow deficit of $ 418,876 from operating activities, adjusted principally for depreciation and amortization of $ 1,533,305. The Company met its cash requirements during the first six months of 2001 through the receipt of $1,473,778 of cash acquired in connection with its acquisition of Minerva Softcare NV.

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

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in Europe and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountants stated in their report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had no long-term debt as of June 30, 2001. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the quarter ended June 30, 2001, the Company successfully defended an arbitration claim alleging the Company breached a contract with CB Hill. The arbitrator found in favour of the Company by ruling that the Company had no further obligation to CB Hill.

         There are no other legal proceedings against the Company and the Company is unaware of proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None
         (b)      None
         (c)      Sale of Securities

                  During the quarter ended June 30, 2001, the Company issued an aggregate of 66,331 common shares at $2.81 per share in exchange for services rendered to the Company by outside consultants . This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         On August 10, 2001, the Company's Board of Directors appointed Jeffrey McArthur as the Company's Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      None.

         (b)      Reports on Form 8-K

                  On May 25, 2001, the Company filed a Current Report on Form 8-K dated May 18, 2001, and amended on May 31, 2001 , reporting under Item 4, a change in the Company's certifying accountants.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


New Generation Holdings, Inc.
(Registrant)

Date: August 13, 2001               By: /s/ Paul Hokfelt
                                    ----------------------------------
                                    Paul Hokfelt
                                    Chief Executive Officer


                                    By: /s/ Jeffrey McArthur
                                    ----------------------------------
                                    Jeffrey McArthur
                                    Chief Financial Officer