Form 10QSB
period 2001-09-30
NEW GENERATION HOLDINGS INC
filed 2001-11-14
CIK 1024605

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the quarterly period ended September 30, 2001
                        Commission file number 000-24623


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



                          400 West Broadway, 6th Floor
                            New York, New York 10012
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (212) 937-5054
              ----------------------------------------------------
                (Issuer's telephone number, including area code)


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

         As of November 7, 2001 the Issuer had outstanding 20,887,110 shares of its Common Stock, $0.001 par value.

                           New Generation Holdings Inc

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2001


                                Table of Contents


Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets:
         September 30, 2001 and December 31, 2000

         Consolidated Condensed Statement of Losses and Comprehensive Losses:
         Nine Months Ended September 30, 2001 and 2000

         Consolidated Condensed  Statement of Cash Flows:
         Nine Months Ended September 30, 2001 and 2000

         Notes to Consolidated Condensed Financial Statements:
         September 30, 2001

Item 2.  Management's Discussion and Analysis

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                                        NEW GENERATION HOLDINGS, INC.
                                    CONSOLIDATED CONDENSED BALANCE SHEET

                                                                             September 30,    December 31,
                                                                                 2001             2000
                                                                             -------------    -------------
                                                                              (UNAUDITED)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $  1,502,143     $    855,404
   Accounts receivable, net                                                       587,964               -
   Other receivables                                                            1,058,894               -
   Prepaid expenses and other current assets                                      441,657           46,524
                                                                             -------------    -------------
     Total Current Assets                                                       3,590,658          901,928

Property, plant and equipment, net                                                297,816          124,618
Equity investments in associated companies, including
goodwill and other intangible assets, net of accumulated amortization          15,613,627        2,684,792
Investment, at cost                                                               150,307          152,262
Patents, net                                                                      288,810          340,530

     Total Assets                                                            $ 19,941,218     $  4,204,130
                                                                             =============    =============

                  LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                  $  3,987,514     $   645,623
                                                                             -------------    ------------
      Total current liabilities                                                 3,987,514         645,623

                                                                             -------------    ------------
Total liabilities                                                               3,987,514         645,623

Minority Interest                                                                  89,224               -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none
issued at September 30, 2001 and December 31, 2000                                                      -
Common stock, $0.001 par value; 50,000,000 shares authorized,
20,887,110 and 15,074,788 issued and outstanding at
September 30, 2001 and December 31, 2000, respectively                             20,887          15,075
   Additional paid in capital                                                  29,487,628      11,942,781
   Accumulated deficit                                                        (13,731,950)     (8,427,737)
   Accumulated other comprehensive income                                          87,915          28,388
                                                                             -------------    ------------
     Total stockholder's equity                                                15,864,480       3,558,507
                                                                             -------------    ------------

                  Total liabilities and stockholder's equity                 $ 19,941,218     $ 4,204,130
                                                                             =============    ============

                      See accompanying footnotes to the unaudited financial statements

                                  NEW GENERATION HOLDINGS, INC
               CONSOLIDATED CONDENSED STATEMENT OF LOSSES AND COMPREHENSIVE LOSSES
                                           (UNAUDITED)

                                        Three Months ended            Nine Months Ended
                                          September 30,                  September 30,
                                       2001            2000            2001          2000
                                       ----            ----            ----          ----
Revenues:
   Consulting                      $    293,400    $          -    $    843,335    $          -
   License revenue                       64,246               -         489,268               -
   Service revenue                      277,902               -         677,918               -
                                   -------------   -------------   -------------   -------------
                                        635,548               -       2,010,521               -
Operating expenses
   General and administrative         2,038,876       1,049,819       4,839,034       2,760,472
   Product development                    5,954          50,000          20,190         127,147
   Write off of note receivable               -         500,000               -         500,000
   Depreciation & amortization          997,927          35,780       2,531,232          87,549
                                   -------------   -------------   -------------   -------------
                                      3,042,757       1,635,599       7,390,456       3,475,168

Net loss from operations             (2,407,209)     (1,635,599)     (5,379,935)     (3,475,168)

Other income/expense:
  Equity in profits/(losses)
    in affiliates                         5,533               -         (10,158)              -
  Interest income/(expense), net              -          42,342           5,226          67,843

  Other income, (net)                    97,918               -         154,437               -
  Currency exchange difference           82,187               -         (65,211)              -
                                   -------------   -------------   -------------   -------------
                                        185,638          42,342          84,294          67,843
                                   -------------   -------------   -------------   -------------
Net loss before income taxes         (2,221,571)     (1,593,257)     (5,295,641)     (3,407,325)
Income (tax) benefit                    194,236               -          (5,472)              -
                                   -------------   -------------   -------------   -------------
Net Loss                           $ (2,027,335)   $ (1,593,257)   $ (5,301,113)   $ (3,407,325)
                                   =============   =============   =============   =============

Basic and diluted net loss
  per common share                 $      (0.10)   $      (0.13)   $      (0.27)   $      (0.27)
                                   =============   =============   =============   =============
Shares used to compute basic
  and diluted net loss per
  common share                       20,678,095      12,552,061      19,565,103      12,552,061

Comprehensive loss:
Net loss                             (2,027,335)     (1,593,257)     (5,301,113)     (3,407,325)

Foreign currency translation
  gain (loss)                                 -               -         (59,527)              -
                                   -------------   -------------   -------------   -------------
Comprehensive loss                 $ (2,027,335)   $ (1,593,257)   $ (5,360,640)   $ (3,407,325)
                                   =============   =============   =============   =============

                See accompanying footnotes to the unaudited financial statements

                           NEW GENERATION HOLDINGS, INC
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                     Nine Months ended September 31,
                                                          2001            2000
                                                          ----            ----
Cash flows from operating activities:
   Net Loss                                           $(5,301,113)    $(3,407,325)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation & amortization                        2,531,232          87,549
     Equity based compensation expense                    394,222         646,435
     Write off of note receivable                               -         500,000
     Equity in net losses of affiliates                    10,158               -
     Changes in operating assets and liabilities:
     Current assets, net                               (2,136,340)        131,660

     Accounts payable and accrued expenses              3,341,891         100,767
                                                      ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                  (1,159,950)     (1,940,914)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                              (212,089)       (136,872)
   Investment in note receivable                                -        (500,000)
   Investments in partner companies                             -        (343,797)
   Cash acquired in connection with acquisition         1,473,778
                                                      ------------    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES               1,261,689        (980,669)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received from shareholder/affiliates                    -         297,447
   Repayment of shareholder loans                               -        (351,054)
   Issuance of common stock, net                          545,000       5,248,035
                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 545,000       5,194,428

Effects of exchange rates on cash                               -               -
Net increase in cash and cash equivalents                 646,739       2,272,845
Cash and cash equivalents, January 1                      855,404           3,708
                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30               $ 1,502,143     $ 2,276,553
                                                      ============    ============

Supplemental information:
Interest paid                                         $         -    $          -
Taxes paid                                                      -               -
Common stock issued in exchange for services              394,222         646,435
Common stock issued in exchange for acquisitions       14,293,076               -
Common stock issued in exchange for debt                        -               -
Acquisition:
  Assets acquired, net                                  1,458,966               -
  Goodwill and other intangible assets, net            13,942,532               -
  Liabilities assumed, net                             (1,108,422)              -
  Common stock issued                                 (14,293,076)              -
                                                      ------------    ------------
    Net cash paid for acquisition                     $         -     $         -
                                                      ============    ============

         See accompanying footnotes to the unaudited financial statements

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEBMER 30, 2001
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

Basis of Presentation
---------------------

New Generation Holdings, Inc. ("Company") was incorporated in the State of Delaware on April 15, 1999. The Company has two ongoing business focuses: (a) the expansion and operation of Minerva Softcare N.V., and the acquisition of further established software and consulting businesses, and (b) the continued commercialization of our patented plastic technology.

In two separate transactions consummated on December 29, 2000 (for 25%) and February 28, 2001 (for 75%), respectively, the Company acquired all of the outstanding shares of Minerva. Minerva is a Belgian company engaged in the business of software development and providing software solutions. Minerva's products have enabled it to evolve from pure product development and selling, to solution provision and technical consulting. Minerva specializes in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions.

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

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The amortization of goodwill reduced our net income by $2,346,135 for the nine months ended September 30, 2001. We have not quantified the impact of adopting other provisions of these standards. If amortization of goodwill was not applied during the nine month periods ended September 30, 2001 and September 30, 2000, loss from continuing operations before income tax would have been $2,949,506 and $3,407,325 respectively.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEBMER 30, 2001
                                   (UNAUDITED)


In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.


NOTE B - ACQUISITION
--------------------

In February 2001 the Company acquired seventy five percent (75%) of the outstanding shares of Minerva Softcare N.V., in exchange for 5,365,342 unregistered shares (having a then fair market value of $14,293,076) of the Company's common stock in a transaction accounted for using the purchase method of accounting. The Company had previously acquired twenty-five percent (25%) of the outstanding shares of Minerva Softcare N.V. in December 2000.

The total purchase price and carrying value of the seventy-five percent (75%) of the net assets acquired of Minerva Softcare N.V. were as follows:

         Assets acquired                             $   1,458,966
         Goodwill and other intangibles                 13,942,532
         Liabilities assumed                            (1,108,422)
                                                     --------------
         Total                                       $  14,293,076
                                                     ==============


NOTE C - SEGMENT INFORMATION
----------------------------

During 2001 and 2000, the Company operated in three reportable segments:

Minerva Softcare N.V., New Generation Plastic, Inc., New Generation Partners, Inc. The Company's three reportable segments are managed separately based on fundamental differences in their operations.

Minerva Softcare N.V. is engaged in the business of software development and providing software solutions.

New Generations Plastic, Inc. is in the development stage of commercializing patented plastic technology.

New Generation Partners, Inc. is seeking new investment opportunities in established software and consulting businesses.

The Company also segments its business through geographic locations. Those geographic segments are: United States, Sweden, Switzerland, United Kingdom, France, and the Benelux countries.

Segment operating income is total segment revenue reduced by operating expenses identifiable with the business segment. Corporate includes general corporate administrative costs.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. There are no inter-segment sales.


                                NEW GENERATION HOLDINGS, INC
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     SEPTEMBER 30, 2001
                                        (UNAUDITED)
INDUSTRY SEGMENTS
-----------------

                                    Three Months Ended                Nine Months Ended
                                       September 30,                    September 30,
                                    2001           2000            2001            2000
                                    ----           ----            ----            ----
Net Sales to External
Customers
Minerva Softcare N.V.              635,548               -       2,010,521               -
New Generation Plastic, Inc.             -               -               -               -
New Generation Partners,
Inc.                                     -               -               -               -
All Other                                -               -               -               -
                               ------------    ------------    ------------    ------------
Total Sales to External
Customers                      $   635,548     $         -     $ 2,010,521     $         -
                               ============    ============    ============    ============

Segment Depreciation and
Amortization
Minerva Softcare N.V.               50,917               -         102,324               -
New Generation Plastic, Inc.             -          25,960          51,720          77,639
New Generation Partners,
Inc.                               947,010           9,820       2,377,188           9,910
All Other                                -               -               -               -
                               ------------    ------------    ------------    ------------
Total Depreciation and
Amortization                   $   997,927     $    35,780     $ 2,531,232     $    87,549
                               ============    ============    ============    ============

Segment General and
Administrative Expense
Minerva Softcare N.V             1,707,390               -       3,150,896               -
New Generation Plastic, Inc.        10,236               -               -               -
New Generation Partners,
Inc.                               321,250       1,049,819       1,688,138       2,760,472
All Other                                -               -              -                -
                               ------------    ------------    ------------    ------------
Total General and
Administrative Expense         $ 2,038,876     $ 1,049,819     $ 4,839,034     $ 2,760,472
                               ============    ============    ============    ============

Purchase of Fixed Assets
Minerva Softcare N.V                54,000               -         208,533               -
New Generation Plastic, Inc.             -               -              -                -
New Generation Partners,
Inc.                                 3,556         105,507           3,556         136,872
All Other                                -               -               -               -
                               ------------    ------------    ------------    ------------
Total Purchases of Fixed
Assets                         $    57,556     $   105,507     $   212,089     $   136,872
                               ============    ============    ============    ============

Segment Operating  Loss
Minerva Softcare N.V            (1,122,758)              -      (1,242,699)              -
New Generation Plastic, Inc.       (16,190)        (50,000)        (71,910)       (127,147)
New Generation Partners,
Inc.                            (1,268,260)     (1,585,599)     (4,065,326)     (3,348,021)
All Other                                -               -               -               -
                               ------------    ------------    ------------    ------------
Total Segment Operating
Income (Loss)                  $(2,407,209)    $(1,635,599)    $(5,379,935)    $(3,475,168)
                               ============    ============    ============    ============

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


INDUSTRY SEGMENTS (Continued
----------------------------

Segment Assets                                      September 30,   December 31,
                                                    -------------   ------------
                                                        2001             2000
                                                        ----             ----

Minerva Softcare N.V                                  4,314,006         129,827
New Generation Plastic, Inc.                            299,675         340,530
New Generation Partners, Inc.
                                                     15,327,537       3,727,163
All Other
                                                              -           6,610
                                                    ------------    ------------
Total Segment Assets                                $19,941,218     $ 4,204,130
                                                    ============    ============



GEOGRAPHIC SEGMENTS
-------------------


                          Three Months Ended            Nine Months Ended
                            September 30,                  September 30,
                           2001          2000            2001            2000
                           ----          ----            ----            ----
Net Sales to External
Customers

United States                   -              -             -                -
Sweden                          -              -             -                -
Switzerland                     -              -             -                -
United Kingdom                  -              -             -                -
France                    120,368              -       282,029                -
Benelux                   515,180              -     1,728,492                -
                        ----------   ------------   -----------     ------------
Total Sales to External
Customers               $ 635,548    $         -    $ 2,010,521     $         -
                        ==========   ============   ============    ============

Segment Assets                                      September 30,   December 31,
                                                    -------------   ------------
                                                        2001            2000
                                                        ----            ----
United States                                        14,951,113       1,084,706
Sweden                                                   16,799               -
Switzerland                                             163,898         127,761
United Kingdom                                           10,923         111,119
France                                                  887,171               -
Benelux                                               3,911,314       2,880,544
                                                    ------------    ------------
Total Segment Assets                                $19,941,218     $ 4,204,130
                                                    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.

Forward Looking Statements
--------------------------

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

OVERVIEW

The Company has transitioned from a development stage enterprise to that of an active growth and acquisition stage Company. We began generating revenue in the first quarter of 2001 following our acquisition of Minerva Softcare N.V. and are directing much of our efforts to the development and expansion of Minerva's operations. Our businesses are carried out in two of our subsidiaries formed for those purposes. We are presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock.

THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues
--------

The Company's revenues increased to $635,548 during the third quarter of 2001 as compared to no revenues during the same period in 2000. The Company's Minerva software segment, 25% of which was acquired in December, 2000, and the remaining 75% of which was acquired in February, 2001, generated $635,548 in revenues from licensing the Company's software products and related service activities during the three months ended September 30, 2001.

Costs and Expenses
------------------

The Company's costs and expenses increased from $1,635,599 during the quarter ended September 30, 2000 to $3,042,757 during the third quarter of 2001. General and administrative expenses increased $989,057, or 94% to $2,038,876 during the quarter. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, professional fees, and consulting fees) during the three months ended September 30, 2001, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred amortization expense of $997,927 during the three months ended September 30, 2001 as a result of the Company's acquisition of the Minerva Softcare N.V. and recognition of related goodwill.

NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues
--------

The Company's revenues increased to $2,010,521 during the first nine months of 2001 as compared to no revenues during the same period in 2000. The Company's Minerva software segment, 25% of which was acquired in December, 2000, and the remaining 75% of which was acquired in February, 2001, generated $2,010,521 in revenues from licensing the Company's software products and related service activities during the nine months ended September 30, 2001.

Costs and Expenses
------------------

The Company's costs and expenses increased from $3,475,168 during the nine months ended September 30, 2000 to $7,390,456 during the nine months ended September 30, 2001. General and administrative expenses increased $2,078,562, or 75% to $4,839,034 during the same period. In addition to incurring costs associated with implementing the Company's business plan (e.g. travel, professional fees, and consulting fees) during the nine months ended September 30, 2001, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred amortization expense of $2,531,232 during the nine months ended September 30, 2001 as a result of the Company's acquisition of Minerva Softcare N.V. and recognition of related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company had a deficit in working capital of $396,856 compared to available working capital of $256,305 at December 31, 2000, a decrease in working capital of $653,161. The decrease in working capital was substantially due to the company's operating losses and increases in accounts payable and accrued expenses.

As a result of the Company's operating loss of $5,301,113 during the nine months ended September 30, 2001, the Company generated a cash flow deficit of $1,159,950 from operating activities, adjusted principally for depreciation and amortization of $2,531,232, and equity based compensation of $394,222. The Company met its cash requirements during the first nine months of 2001 through the receipt of $1,473,778 of cash acquired in connection with its acquisition of 75% of Minerva Softcare N.V. as well as $545,000 received in exchange for the sales of the Company's common stock in a private placement to sophisticated investors

While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity and debt. There are no assurances the Company will be successful in raising the funds required.

In prior periods, the Company has borrowed funds from significant shareholders of the Company to satisfy certain obligations. There are no assurances that the Company will be able to borrow funds from significant shareholders of the Company in the future.

As the Company continues to expand, the Company will incur additional costs for personnel. In order for the Company to attract and retain quality personnel, management anticipates it will continue to offer competitive salaries, issue common stock to consultants and employees, and grant Company stock options to current and future employees.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located primarily in Europe and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's former independent certified public accountants stated in their report included in the Company's December 31, 2000 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt as of September 30, 2001. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no legal proceedings against the Company.

         The Company's former auditors KPMG Fides Peat have notified the Company that they have a claim for unpaid accounting expenses and may commence a legal proceeding to pursue such claim. The Company believes that it has no further obligations to KPMG Fides Peat.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      None
         (b)      None
         (c)      Sale of Securities

                  During the quarter, the Company issued a total of 22,727 shares of common stock having a value of $3.30 per share in exchange for services. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

                  During the quarter, the Company issued a total of 181,667 shares of common stock in a private placement to sophisticated investors, primarily outside of the United States in exchange for $545,000, net of costs and fees. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      None

         (b)      None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           New Generation Holdings, Inc.
                                           (Registrant)


Date: November 14, 2001                    By: /s/ Paul Hokfelt
                                               -------------------------
                                               Paul Hokfelt
                                               Chief Executive Officer


                                           By: /s/ Jeffrey McArthur
                                               -------------------------
                                               Jeffrey McArthur
                                               Chief Financial Officer