Form 10KSB
period 2001-12-31
NEW GENERATION HOLDINGS INC
filed 2002-04-19
CIK 1024605

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

                      For the year ended December 31, 2001

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:

           Title of each class                  Name of each exchange on
                                                   which registered
     -------------------------------          ----------------------------
                  None                                    None


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's consolidated revenues for its most recent fiscal year were $2,461,000.

The aggregate value of the common stock of the Company held by non-affiliates is $8,470,000 based on the price at which the freely tradable common stock was sold on April 15, 2002.

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

         Founded in 1999, New Generation Holdings, Inc. ("We," "Us," "NGH" or the "Company") is a United States corporation with shares publicly traded on the Nasdaq OTC:BB under the symbol "NGPX." Our business is to build shareholder value through the acquisition and development of businesses or technologies that we believe have the "potential" to provide exceptional financial returns for our shareholders with proper guidance and planning. Presently, we have two (2) business focuses: (a) the expansion and operation of a mainframe computer software development business through our wholly owned subsidiary New Generation Partners, Inc. and (b) the continued commercialization of our patented plastic processing technology through our wholly-owned subsidiary, New Generation Plastic, Inc. NGH operates internationally through offices in New York and Geneva with an experienced and effective team of professionals focused on identifying and acquiring under valued assets.


NEW GENERATION PARTNERS, INC.

         New Generation Partners, Inc. ("NGPartners") is a wholly owned subsidiary of NGH. Its mission is to identify technology investment opportunities presenting a potential of exceptional growth. Currently, NGPartners' "primary mission" is to expand and develop the core software development business we acquired from Minerva Softcare NV ("Minerva") in 2001. We have a very well regarded offering of JAVA and XML based development tools and data warehousing software solutions targeted at the IT departments of large businesses (i.e., Banks, Insurance Companies, Financial Services Firms, Airlines, etc.). These target customers have large IT departments that must manage, expand and adapt their systems to meet the changing demands of their organization's business goals. Minerva successfully established a customer base in the Benelux region of Europe (Belgium, The Netherlands and Luxembourg), the United Kingdom, France and Germany serving such clients as Dexia Bank, KLM, Deutsche Bahn, London Electricity Plc, among others. Our goal is to broaden our geographical footprint. During 2001, we made our first sales of our new Minerva Change(TM) software configuration management (SCM) product in Scandinavia (Denmark, Finland, Norway and Sweden) and have retained InCase Consulting ApS as our value added reseller for that region.

         As evidenced by the execution of the Value Added Reseller Agreement with InCase Consulting ApS for the Scandinavian territory, we are actively seeking additional reseller agreements to broaden our sales and distribution channels. We have a highly marketable line of Software Configuration Management
(SCM), Modeling and Data Warehousing software products ready to sell. We are actively accumulating the contacts and sales expertise to increase our customer base.

         To further leverage our growth, we are also seeking to acquire complimentary software businesses or products. Our view is that many more "Minerva-type" acquisition opportunities exist, especially in Europe, where access to capital and/or the capital markets is limited. We believe we can offer the owners of these small software businesses the opportunity to get to the next level of development and growth.

         In addition, we are actively pursuing discussions with mega vendors such as IBM, HP and Sun Microsystems in order to further add to our sales channels.

MINERVA SOFTCARE BUSINESS

         Minerva is active in the domains of data transformation (ETL), software configuration management tools and data modeling. Minerva was founded in Belgium in 1993, but its origins go back to 1989. The company started off as a software distribution company. In recent years, however, the company has embarked upon the development of its own successful software products: Minerva Metasuite(TM) (re. ETL and data transformation), Minerva Change(TM) (re. life cycle application management), and Minerva DBA(TM) (re. data modeling).

         We use an in-house proprietary platform, Minerva Frame, to develop our software. Minerva Frame provides for a Java and XML based computer environment that is object-oriented, distributed, language-independent and hardware-neutral. The platform was created to respond to the need for interoperability among the rapidly proliferating number of hardware and software products available today.

         One of the successful new product roll-outs in 2001 involved Minerva Change(TM), a web based life cycle management tool that manages and controls software and development projects. Its unique object-based architecture exploits the power of the latest internet technology. Specifically, it has proven to be a very effective tool in conjunction with the deployment of IBM's WebSphere(R) application server.

         Minerva currently operates in seven countries in Europe and its client base encompasses big banks, insurance and industrial companies. Its clients attest to Minerva's high quality products and excellent customer care. We have built a solid reputation and are known for our in-depth knowledge of mainframe and legacy computer systems and its high-end, innovative solutions.

      We currently market our proprietary software products in the following areas:

         a. MINERVA METASUITE(TM) -THE EXPERT WAY TO RETRIEVE AND CAPITALIZE ON BUSINESS-CRITICAL DATA. Minerva Metasuite is data integration software that enables the user to rapidly move large volumes of data from any data source and so capitalize on enterprise data in its e-business, customer relationship management and other business-critical initiatives.

         b. MINERVA CHANGE(TM) -THE EXPERTS CHOICE FOR APPLICATION LIFE CYCLE MANAGEMENT. Minerva Change manages and controls the user's development projects, increases the productivity and improves overall quality by means of a robust workflow. Its unique object-based architecture exploits the power of the latest Internet technology so that maximum throughput, scalability, performance and flexibility can be achieved within a heterogeneous world of computing resources. Minerva Change's efficacy was recently validated when IBM Belgium entered into a reseller's agreement for Minerva Change.

         c. MINERVA DBA(TM) -THE EXPERTS TOOL TO SYNCHRONIZE BUSINESS AND TECHNOLOGY. Minerva DBA is an expert tool for data modeling and database design for business-critical data. It has Entity Relationship Diagramming functionality as well as capabilities for designing and managing databases. All DBA objects are supported. For the year 2002 we have planned two releases aimed at replacing products previously put on the market by other software companies.

         Through this combination of software products, Minerva offers integrated back-office solutions for the development, implementation, maintenance and support of corporate intellectual technology infrastructures, with the provision of technical consulting support at all stages of the product life cycle.

       Minerva has gained a highly sophisticated and reputable client list, which includes well-known names such as Commerzbank, Skandia, DaimlerChrysler, Deutsche Bahn Railways, DEXIA Bank, Interbrew, KLM Airlines, London Electricity Plc, MAN AG, National Australia Bank and Nederlandse Postbank, to name a few.


MINERVA CUSTOMER SOFTCARE APPROACH -"IT EXPERT FOR IT EXPERTS"

         Minerva's excellent technical reputation, particularly its in-depth knowledge of mainframe and legacy computer systems, combined with extensive R&D and skills in new and emerging technologies, enable Minerva to deliver on time and on budget with what we believe is an unmatched level of customer driven service throughout the full life cycle of the product. The Minerva Customer SoftCare Approach is driven by our research into Minerva's target market that revealed:

         a. Customers want to continue to leverage often very large historical capital expenditure in mainframes that have long life cycles;

         b. Customers are not price sensitive but rather make buying decisions based on building trust and long-term relationships with a supplier who is able to provide a fully integrated product and service solution for the full length of a system's life;

         c. Customers are loyal to suppliers who provide the best customer service and support for their large capital expenditure on infrastructure technology.

         We recognize that meeting customers' high expectations of customer service are paramount in winning and retaining long-term clients. To do this we must continue to build Minerva's reputation among business analysts and consultants. Minerva recognizes the strategic importance of building strong mutually beneficial relationships with business consultants given their influential role in the sales process.

CHANGE MANAGEMENT AND DATA WAREHOUSING SOFTWARE MARKETS

         Change management software is generally referred to as Software Configuration Management (SCM) tools. SCM tools not only control processes of application development and deployment, but also have become increasingly more sophisticated to incorporate process management and change request tracking. Additionally, most SCM vendors are now positioning their products for Web-content management to catch the e-business wave.

         SCM products are development tools used primarily by application developers. The market can be subdivided as follows:

         a. Technical or Information Systems - software development, quality assurance and version control.

         b. Process-based SCM - extending beyond traditional SCM tools to provide organization and control of processes and procedures used in software development and deployment, as well software version control.

         The SCM market worldwide in 1999 grew 24.7%, increasing from $592 million to $738 million in worldwide revenue. The 32-bit Windows operating environment accounted for most SCM revenue in 1999, with a 42.8% share; Unix made up 26.7% and the mainframe environment accounted for 25.6%.

         We believe Data Warehouses will become the hub technology for vast information distribution systems. The following are some forecast highlights:

         a. 15% of businesses will use data warehousing and analysis application service providers by 2005. (Source: Gartner Group, July 2000.)

         b. $20 billion in worldwide revenues generated from Customer Relationship Management ("CRM") data warehousing software and services by 2004. (Source: Gartner Group, July 2000.)

         c. 85% increase in expenditures for business intelligence and data warehousing ("BI/DW") applications in Europe over the next three years. (Source: Survey.com, Aug 2000)

         d.   4-5x growth in BI/DW applications in Europe by 2002. (Source:
              Survey.com, Aug 2000)


COMPETITION

         OUR SCM COMPETITORS

         RATIONAL SOFTWARE

         Rational was the market leader in 2001 with $195 million worldwide revenue. It is focusing on providing one-stop shopping for developers of e-business applications. Their two flagship products are ClearCase and ClearQuest. Rational has worked extensively in partnership with IBM and Rational products are part of the SCM strategy for IBM customers.

         COMPUTER ASSOCIATES (CA)

         CA was the revenue leader in 2001 in the mainframe-centric segment of the SCM market with its Endevor product. CA also acquired Platinum Technologies with its CCC/Harvest products.

         MERANT

         Merant's PVCS product had $100 million in revenues in 2001 or 13.5% market share.

         SERENA SOFTWARE

         Serena's SCM revenue was $68 million in 2001 or 9.2% market share. Serena is the main competitor for CA in the mainframe arena, but is also concentrating on the distributed software and client/server market.

         The clear trend from all the major vendors is their target on the e-business market, as they are all shifting emphasis to developing tools for this arena.

         OUR DATA WAREHOUSING COMPETITORS

         ETI (EVOLUTIONARY TECHNOLOGIES INTERNATIONAL)

         ETI is a major player in the mainframe ETL market, enjoying strategic partnerships with IBM, NCR and SAP. Additionally, ETI is active in the mid-range Unix arena and PC network systems. The flagship product is the ETL product, ETI EXTRACT Toolkit.

         INFORMATICA

         Informatica is an ETL solutions provider that has its main market focus in the mid-range Unix market. Informatica also provides e-business analytic software that enables companies to interrogate the database, and hence is active in both the front and back office.

         OUR MODELING COMPETITORS

         ERWIN: (Computer Associates)

         AllFusion Erwin Data Modeler is a data modeling solution for creating and maintaining databases, data warehouses and enterprise data models.


         MEGA: (MEGA)

         MEGA Database is used to design, build and reverse engineer databases. It uses class diagrams and relational diagrams. The MEGA repository provides multi-user functionality for MEGA Database users. It also enables them to share the same repository information.

SOURCES AND AVAILABILITY OF EQUIPMENT/RAW MATERIALS

         Minerva uses standard computer hardware and software as equipment. All these systems are readily available and maintained with the necessary upgrades when required.

RESEARCH AND DEVELOPMENT

         We believe that the best products come about from the needs of our customers. We have therefore defined a unique process to gather information about customer requirements in everything we do. We then take this input and use it as a basis for creating new products and launching new versions of our software. Whenever possible, we add unique requirements to the maintained product. This means we build robustness and functionality into all our products.

         Our research and development activities are based on providing functionality with new technology to ensure all our products will run on all platforms. This new scalable development framework is defined on Java2 components exchanging XML messages over the HTTP Internet protocol. With this technology, users will be able to use Minerva's applications at any place in the world, at any time using any computing platform, making people even more reactive to business changes. Minerva's applications have embedded change management functions using the same technology to make sure that all business changes are being securely stored and controlled.

EMPLOYEES

         Minerva currently has 42 employees. We intend to hire some experienced senior level management/marketing personnel with experience in the SCM and data warehousing software markets.

PATENTS AND TRADEMARKS

         Minerva has initiated applications worldwide for trademarks for each of its "Minerva" products.

NEW GENERATION PLASTIC BUSINESS

         New Generation Plastic, Inc. ("NGP"), a Delaware Corporation, our wholly owned subsidiary, is the owner of a unique patented plastic blending technology that enables the production of homogeneous, commercially usable polymers from a varied stream of otherwise incompatible waste plastic or virgin plastic feedstock (the "NGP Process"). The NGP Process technology is unique in its ability to combine mixed plastic, including blending different polymers that are normally incompatible, into homogenous compounds (the "NGP Compounds") by means of a purely mechanical process. These NGP Compounds are created without the use of costly additives, known as compatibilizers, which are typically used to link non-compatible resins.

         The core component of the NGP Process is an integrated ultra high shearing ("UHS") chamber that creates in situ compatibilization of otherwise non-compatible resins and deeply microhomogenizes different polymers into a continuous amalgam. The chamber is a cylindrical structure within which a rotor with impellers turns at very high speed (peripheral tip speed ranges between 40 and 65 m/sec during final processing). The speed and timing of the motor is programmed according to the materials being processed and the nature of the compounds to be created. The mixed plastic, as a result of the friction between the plastic particles, rotor blades and chamber wall, are melted into a homogeneous blend. A sharp increase of the torque indicates that the molten mixture has reached the predetermined "gelification" level and is ready to be discharged from the chamber.

         All processing steps are computer controlled by software that we have customized for the NGP Process. Parameters for programming include temperature, rotor speed, torque variation and time. Depending on the type of mixture processed, the cycle time should last between 20 and 60 seconds and temperatures of the expulsed hot compound melt range between 180(Degree)C and 280(Degree)C.

NGP PROCESS TECHNOLOGY - COMPUTER/TELECOMMUNICATIONS EQUIPMENT SCRAP RECYCLING APPLICATION

         Over the last few years, NGP has tested hundreds of potential commercial applications for the NGP Process, and we have determined that the most advantageous application to launch our first commercial application is the Computer/Telecommunications Equipment Scrap ("COMPUTER SCRAP") Recycling Application.

         The NGP Process turns the Computer Scrap (made up of primarily ABS and up to seven (7) other different polymers) into an economically viable new plastic compound that serves as a substitute for virgin high grade ABS. ABS users can purchase this NGP Compound at stable pricing (approximately sixty percent (60%) of the cost of virgin ABS) with long-term contracts and improve their bottom line substantially (please note that, typically, a plastic product manufacturer's commodity cost accounts for about 80% of its overall production costs).

         Our contacts in the plastic industry alerted us more than two (2) years ago of the growing problem with the disposal of carcasses of obsolete computer and telecommunications equipment. In fact, the disposal of this mixed waste is becoming a topic of worldwide discussion. For example, Thomas Donlan of Barron's recently published an editorial lamenting the growing problem of disposing of computer scrap, which he described as a "bedrock of almost completely worthless glass and plastic." California and Massachusetts no longer allow the disposal of computers in their landfills and the same is true across Europe.

         We have prepared a model business plan for a plant that will process Computer Scrap (CS) using the NGP Process for potential investors and/or joint venture partners to assess the feasibility of the Computer Scrap application. We are presently in discussions with several groups in Europe and North America interested in venturing with us in a series of pilot NGP Process plants running the CS application. For the long term we are formulating plans for a number of wholly owned operating NGP Process facilities running the CS application as well as other applications for which we have identified an economically sound end market for the output.


PLANT OVERVIEW

         The single NGP Unit Computer Scrap plastic recycling application of the NGP Process is a three-zone system that requires a 25,000 square foot facility (A large part of the area is necessary to allow room for storing an adequate supply of the CS feedstock). The activities within each zone are as follows:

Zone One - Cleaning and Size Reduction. Within the first zone, waste plastic materials are shred, separated, washed, dried and ground to specification for the process feedstock. Material is then conveyed to silos for composition analysis and short-term storage. If necessary, the mixture can be supplemented with mono-materials and/or additives for specific applications/technical specifications.

Zone Two - NGP Process Unit. Within the second zone, material is transported into the ultra high shearing ("UHS") processing chamber. The cycle time lasts between 35 and 45 seconds. The peripheral tip speed of the UHS rotor blades ranges between 40 to 65 m/sec and temperatures of the expulsed hot compound melt ranges between 180(Degree)C and 280(Degree)C during final processing. It is believed that within 20 - 60 seconds a phase change occurs, causing molecular grafting or linking (re-arranging of the various polymers) of various polymer chains, creating a homogeneous amalgam. The amalgam is then extracted by centrifugal force from the inner chamber and is forced into the reception area of a specially designed first phase extruder for temperature control and extrusion. At the end of the first stage extruder is a special filtration unit combined with an extrusion die designed to discharge the hot melt in a spaghetti-like state into the degassing chamber. The filtered and degassed hot melt is then introduced to the mouth of the second stage extruder for pelletization or direct extrusion/compression of end products.

Zone Three - Packaging. Within the third zone, the pellets are conditioned and transferred into 25 kg or larger containers to be shipped to production equipment either on site or at an off-site manufacturing facility.

OTHER NGP(TM) COMPOUNDS

         As discussed above, NGP has been testing various other potentially commercial applications for the NGP Process. We believe that the thermoplastic end products created by the New Generation Plastic(TM) Process will have physical and chemical properties that are comparable to certain virgin resins. In our opinion, the poor physical and chemical properties of the current recycled mixed plastic products have limited their commercial acceptance. NGP believes that it can produce a series of NGP(TM) Compounds with specified characteristics by controlling the mix of the recycled plastic feedstock without the use of costly compatibilizers. In addition, the Company believes that the NGP(TM) Compounds can be manufactured from mixed virgin resins, which is not now typically done due to the costs of the current chemical processes and the limited market due to the high end product costs.

MANUFACTURING

         The design for a full-scale industrial capacity NGP(TM) Unit rated at a peak of 350 kg/h is complete and ready for fabrication. The Company has identified a Swiss machine manufacturer that will build the first production run of NGP Units. The remainder of the machinery and equipment (for shredding, ferrous and non-ferrous metal separation, washing/paper separation, drying, conveyance, storage, extrusion, filtration, pelletization, degassing and packaging systems) that comprise the remainder of the three zones of a New Generation Plastic(TM) Plant are available from a number of reliable suppliers.


THE PLASTIC RECYCLING AND PLASTIC MARKETS

         Recycling of consumer waste plastic in the United States is projected to grow from 2.8 billion pounds in the Year 2002 (a $1.3 billion market) to 4.2 billion pounds in the Year 2005 (over a $2 billion market). There are over 1,500 companies participating in some form of plastic recycling, including haulers, brokers, recycling facility operators who pre-treat and separate plastic wastes, processors and end users (chemical companies and consumer product companies) which utilize recycled plastics in a range of products. Given that the United States accounts for approximately 35% of the world recycling market, it is assumed that the worldwide plastic recycling market will have revenues in excess of $6 billion in 2005. Industrial plastic waste volumes are not included in any of the totals mentioned in this document. The market for virgin resins and manufactured plastic products is a multi-trillion dollar industry that is growing at a rate of approximately 4% per annum.

         PLASTIC COLLECTION AND PROCESSING. Plastic waste is collected curbside, at "drop off" centers or within closed loop recycling systems. Hauling companies transport the waste to waste management facilities where preliminary sorting and bulking occurs. Current plastic recycling typically relies on costly mechanical or manual separation of various types of plastic to facilitate the segregated reprocessing of a single type of plastic. Contaminants such as aluminum, closures, paper, adhesives and inks are often removed prior to processing. Material is then washed, granulated and packaged for use at a manufacturing facility. Plastic waste that has been properly sorted and processed typically has higher value than commingled processed plastic. Regardless of the growth of plastic recycling, the vast majority of material is still being incinerated or land filled.

         RECYCLED PRODUCTS. The range of items created from recycled plastic include consumer and industrial packaging such as bottles, pails, pallets, protective foam packaging, strapping and film; construction products such as plastic lumber, outdoor furniture, children's jungle gyms and drain pipes; and other consumer applications such as carpets, apparel and home furnishings. The majority of processed recycled plastic products do not compare to the physical and chemical characteristics of virgin resins. Products utilizing recycled plastic typically need the addition of virgin resins or other additives to attain satisfactory levels of quality and consistency.

COMPETITION

         We believe that current plastic or rubber processing equipment manufacturers COULD compete with us through the use of new or existing technology. There are more established and better funded waste processing equipment companies that currently manufacture waste processing equipment that may compete with equipment utilizing our technology. Presently, we know of no other technology that can effectively process mixed plastic waste without compatibilizers. In addition, we anticipate that one or more of those potential competitors will be the exclusive or nonexclusive manufacturers for our NGP Units.

         While there are numerous companies involved in plastic recycling, most of these firms are focused on collection, separation and mono-stream processing rather than mixed plastic processing or technology development in that area.

PATENTS AND TRADEMARKS

         The NGP Process is currently protected by three related U.S. Patents, Number 5,891,955 issued on April 6, 1999, Number 5,945,479 issued on August 31, 1999 and Number 6,107,400 issued on August 22, 2000, entitled Process for Transforming a Starting Material Containing At Least Two Different Thermoplastic Materials Into A New Homogenous Thermoplastic Material. These patents have been filed or are pending in 62 jurisdictions worldwide. The European Patent No. 92907183.5-2307 issued on September 16, 1998 was opposed by Solvay, SA. In a hearing on February 8, 2001, the European Patent Office upheld the European Patent limiting it to recycling applications. We intend to appeal this decision. We, however, still have separate patents issued in each of the individual European countries that do not have the recycling applications limitation.

         NGP has the following three (3) trademarks registered and/or pending with the United States Patent and Trademark Office:

                  a.       Mark: New Generation Plastic
                           App. No.: 75/628132
                           App. Date: January 27, 1999
                           Status: Granted

                  b.       Mark: NewGen Plastic
                           App. No.: 75/628971
                           App. Date: January 27, 1999
                           Status: Granted

                  c.       Mark: NGP
                           App. No.: 75/627,960
                           App. Date: January 27, 1999
                           Status: Pending

         Each trademark covers the following goods and services: (a) Machinery for the Production of Plastic Material, (b) Computer Software Used for the Production of Plastic Material, (c) Plastic Material Used for Manufacturing and
(d) Manufacture of Plastic Products for Others, Recycling of Mixed Waste Plastic Products for Others.

RESEARCH AND DEVELOPMENT

         NGP has been engaged in internal and external research and development efforts aimed at bringing our technology to a commercially viable stage. A research agreement was entered into with an independent polymer research and testing organization called Pole European de Plasturgie ("PEP") located in Oyonnax, France to further analyze our technology and the NGP Compounds it produces. In addition, some of the materials produced by our bench type prototype were tested by Polymer Diagnostics, Inc. ("PDI"), an independent testing group based in Lake Avon, Ohio. PEP and PDI were commissioned to accelerate the development and commercialization of our technology. Their objectives were to: 1) show the improved technology performance relative to conventional blending equipment, 2) show the commercial potential by processing several readily available mixed plastic waste streams and some innovative blends from virgin materials, and 3) gain process understanding to predict material properties and develop quality control software in commercial machines.

         The research agreement with PEP was terminated and further testing at PDI was suspended. NGP has continued its internal development efforts focused on the "commercial" applications, the first of which is being Computer Scrap.


NUMBER OF EMPLOYEES

         We have no employees as of the date hereof directly engaged in the plastic business, however, we do use the services of independent consultants. We expect that, as joint ventures are established to exploit the NGP technology, we may hire employees to meet the requirements of such business plans.

DISCONTINUED BUSINESS

         We originally formed New Generation Partners, Inc., one of our wholly-owned Delaware Subsidiaries in February of 2000 for the purpose of establishing an Internet Development & Acceleration (D&A) Network throughout Europe. The focus of the D&A network was broadened to include interest in technology, Internet, mobile and entertainment ("TIME") sectors. During the course of 2000, we invested a total of $976,629 in five (5) ventures within these sectors.

         In view of various factors, including the current market conditions for TIME ventures and our recent acquisition of Minerva, we have discontinued our activities in the D&A business.

DEPENDENCE ON KEY CUSTOMERS

         The Company is currently not dependent on any single customer for a significant portion of its annual sales.

MAJOR SUPPLIERS

         The Company is currently not dependent on any major suppliers. The Company does rely on its investor and lender relationships as a source of capital for its operations.

REGULATION

         The Company intends to fully comply with all laws and regulations that could impact the success of the Company.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

         We have a three (3) year lease for office space at Rue des Pierres-du Niton 17, Geneva, Switzerland. Currently, the rental is at a monthly rate of $3,206. In early 2001, we discontinued the tenancy in London after incurring $4,700 in rental expense and we do not expect to need any further office space in London in the near term. In New York, we utilize space for NGH, NGPartners, NGP and Minerva at 400 West Broadway provided by MBM Realty LLC, an entity controlled by Thomas Marshall, a Director and EVP/General Counsel. To date, we are responsible for a proportional share of certain expenses relating to the operation of the office and beginning on May 1, 2002, we have also agreed to pay $7,500 per month in rent. With the expansion of the US business operations of both Minerva and NGP we are now negotiating for an additional floor (approximately 1,500 square feet) in the same building. We expect that the rent on the additional space will be at least $5,000 per month. In Belgium, Minerva has leases on office space in Elewjit and Hasselt. The aggregate monthly rentals are approximately $5,300 and $1,000, respectively. In The Netherlands, Minerva rents office space for approximately $4,000 per month in Delft. Lastly, Minerva pays approximately $3,000 for an office in Paris, France. The landlord for the Elewjit, Belgium office is Tequila NV, an entity owned and controlled by Rene De Vleeschauwer and Robert Jordaens (the former owners of Minerva and more than 5% shareholders in NGH).

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

         In November 2001, Minerva filed a criminal complaint against Mr. Jordaens for use of forgery, attempt of fraud, misuse of trust, and misuse of company's assets. The criminal case is pending preliminary investigation by the Court. The civil action has been stayed until the criminal complaint has been determined. In December 2001, Robert Jordaens, a former Director of Minerva, filed a complaint against Minerva in Belgium.

         In May 2001, Minerva filed a claim against QID N.V., a former equity investment company, in Belgium. The complaint seeks a rescission of the acquisition agreement and collection of a $110,000 loan advanced by Case Associates. In 2001, the Court has issued an order granting seizure of QID's assets.

         In March 2000, Minerva filed a complaint against Computer Associates in Belgium, The Netherlands, and France. Minerva is claiming damages for a breach of contract and illegal use of software.

         The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock is traded on the OTC Bulletin Board under the symbol "NGPX". The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on the OTC Bulletin Board, for the period from June 11, 1999 through December 31, 2001. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

           -------------------------------------- ---------- ------------
                                                    High         Low
           -------------------------------------- ---------- ------------
           4th Quarter 2001, ended 12/31/01         $4.10        $2.75
           -------------------------------------- ---------- ------------
           3rd Quarter 2001, ended 9/30/01          $4.10        $3.00
           -------------------------------------- ---------- ------------
           2nd Quarter 2001, ended 6/30/01          $3.80        $2.88
           -------------------------------------- ---------- ------------
           1st Quarter 2001, ended 3/31/01          $3.19        $2.81
           -------------------------------------- ---------- ------------
           4th Quarter 2000, ended 12/31/00         $5.25        $2.875
           -------------------------------------- ---------- ------------
           3rd Quarter 2000, ended 9/30/00          $7.5         $5.125
           -------------------------------------- ---------- ------------
           2nd Quarter 2000, ended 6/30/00          $8.375       $6.50
           -------------------------------------- ---------- ------------
           1st Quarter 2000, ended 3/31/00          $8.375       $6.00
           -------------------------------------- ---------- ------------
           4th Quarter 1999, ended 12/31/99         $8.50        $6.25
           -------------------------------------- ---------- ------------
           3rd Quarter 1999, ended 9/30/99          $8.25        $4.125
           -------------------------------------- ---------- ------------
           6/10/99 to 6/30/99                       $8.25        $3.00
           -------------------------------------- ---------- ------------

DIVIDEND POLICY

         No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our businesses.

HOLDERS

         There were 133 stockholders of record of the Company's common stock as of December 31, 2001.

RECENT SALES OF UNREGISTERED SECURITIES

         Except as set forth below or in our Annual Report for 2000 or in Quarterly Reports on Form 10QSB for 2001, there have been no recent sales of unregistered securities.

Issuances in consideration for services:

a.       Affiliate of our outside counsel Westerman Ball Ederer & Miller LLP:
         13,314 and 9,581 shares of common stock on February 7, 2001 and April 12, 2001, respectively, in consideration for legal fees per our engagement agreement with WBEM.

b. Rubenstein Investor Relations, Inc.: 22,222 shares of common stock on March 19, 2002, in consideration of investor relations services per our agreement.

c. The Research Works: 35,000 restricted shares in March 2002 in consideration of financial advisory and research coverage per our agreement

d. Century America Promotions, Inc.: 21,000 shares of Restricted Stock on April 16, 2002 in consideration of investor relations and promotional services.

Issuances in Private Placements:

a. Perugino Holdings SA purchased an aggregate of 181,667 shares on August 13, 2001 and September 26 2001, respectively, and an aggregate of 121,111 warrants to purchase common stock at exercise prices ranging from $3.00 in exchange for an aggregate of $495,500.

Issuances of Stock Options under the 2000 Stock Compensation Plan (except as otherwise set forth below, all options were issued on March 1, 2002):

a.       Jacques Mot: 1,100,000 non-qualified options exercisable at $1.18

b.       Thomas R. Marshall: 1,090,000 qualified options exercisable at $1.18

d.       Jeffrey Mc Arthur: 400,000 non-qualified options exercisable at $1.18

e.       Julie Strong: 200,000 non-qualified options exercisable at $1.18

f.       Damian Minervini: 10,000 non-qualified options exercisable at $1.18

g.       Marc Engel: 200,000 non-qualified options exercisable at $1.18

h. Guido Cloetens: 10,000 non-qualified options exercisable at $9.00 and 10,000 non-qualified options exercisable at $9.50

i.       Terri Jackson: 10,000 non-qualified options exercisable at $7.50

j.       Leonard Burningham: 10,000 non-qualified options exercisable at $8.50

k.       Keith Beisinger: 10,000 non-qualified options exercisable at $8.00

l. Current Capital Corp.: 400,000 non-qualified stock options (200,000 exercisable at $1.50 and 200,000 exercisable at $2.00) on April 15, 2002 in consideration for investor relation services.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

         The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock. In particular, investors should refer to the section entitled, "Risk Factors that May Affect Future Results and Market Price of Stock".

The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment from our Management.

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

YEAR ENDED DECEMBER 31, 2001

Revenues

         The Company's revenues increased to $2,461,000 during the year ended December 31, 2001 as compared to no revenues during the same period in 2000. The Company's Minerva software segment, 25% of which was acquired in December, 2000, and the remaining 75% of which was acquired in February, 2001, generated $2,461,000 in revenues from licensing the Company's software products and related service activities during the year ended December 31, 2001.

Costs and Expenses

         The Company's costs and expenses increased from $4,709,531 during the year ended December 31, 2000 to $10,159,948 during the year ended December 31, 2001.

         General and administrative expenses increased $2,455,396 or 66% to $6,182,942 during the same period. In addition to incurring costs associated with implementing the Company's business plan (e.g. travel, professional fees, and consulting fees) during the year ended December 31, 2001, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred amortization expense of $3,527,197 during the year ended December 31, 2001 as a result of the Company's acquisition of Minerva Softcare N.V. and recognition of related goodwill.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had a deficit in working capital of $1,577,629 compared to available working capital of $256,305 at December 31, 2000, a decrease in working capital of $1,833,933. The decrease in working capital was substantially due to the company's operating losses and increases in accounts payable and accrued expenses.

         As a result of the Company's operating loss of $7,497,314 during the year ended December 31, 2001, the Company generated a cash flow deficit of $1,653,983 from operating activities, adjusted principally for depreciation and amortization of $3,527,197, and equity based compensation of $394,221. The Company met its cash requirements during the year ended December 31, 2001 through the receipt of $1,473,778 of cash acquired in connection with its acquisition of 75% of Minerva Softcare N.V. as well as $495,500 received in exchange for the sales of the Company's common stock in a private placement to sophisticated investors

         While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits. The Company is seeking financing in the form of equity and debt. There are no assurances the Company will be successful in raising the funds required.

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

         The Company's independent certified public accountants stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

         In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The amortization of goodwill increased our net loss by $3,283,097 - during the year ended December 31, 2001. We have not quantified the impact of adopting other provisions of these standards. If amortization of goodwill was not applied during the year ended December 31, 2001 and 2000, loss from continuing operations before income tax would have been $4,184,813 and $4,874,118 respectively.

         In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of" (FAS 121) and related literature, establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

TRENDS, RISKS AND UNCERTAINTIES
-------------------------------

         We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

         We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

LIMITED OPERATING HISTORY ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS
---------------------------------------------------------------------------

         Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which we intend to operate and the acceptance of our business model. We will be incurring costs to: (i) acquire and market our software products; (ii) to establish marketing relationships; and (iii) to build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, customer acceptance of our software products, and customer perception of value.

LIQUIDITY AND WORKING CAPITAL RISKS; NEED FOR ADDITIONAL CAPITAL TO FINANCE
---------------------------------------------------------------------------
GROWTH AND CAPITAL REQUIREMENTS
-------------------------------

         We have had limited working capital and we are relying upon funding from principal shareholders to operate. We may seek to raise capital from public or private equity or debt sources to: (i) provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining; (ii) make acquisitions of additional related businesses ; and
(iii) exploit and expand such acquisitions. We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS
-----------------------------------------------------

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the acceptance by the market of our software products and related applications; seasonal trends in customer procurement cycles ; price competition or pricing changes in the industry; technical difficulties ; general economic conditions, and economic conditions specific to the software industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

ACHIEVING MARKET ACCEPTANCE
---------------------------

         The software development business is highly competitive. We have selected a particular market niche for our Minerva suite of products. Achieving market acceptance for our software products has required and will continue to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by potential customers. There is no guarantee that we will have available funds or other resources necessary to achieve such acceptance.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURE

         On May 18, 2001, the Company dismissed its certifying accountant, KPMG Fides Peat ("KPMG"). KPMG's report on the financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG's report for the year ended December 31, 2000 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to dismiss KPMG was approved by the Company's Audit Committee and Board of Directors. During the year ended December 31, 2000 and the subsequent interim period through May 18, 2001, the Company has not had any disagreements with KPMG on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. The Company has engaged Stefanou & Company LLP ("Stefanou") as its certifying accountant as of May 18, 2001 for the Company's fiscal year ending December 31, 2001. The Company had not consulted Stefanou previously.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

         The following table sets forth the names, ages and positions of our executive officers and directors:

         Name                Age     Position and Offices with the Company
--------------------------------------------------------------------------------

         Jacques Mot         45      Chairman of the Board of Directors

         Thomas Marshall     44      Executive Vice President, Secretary and
                                     General Counsel and Director

         Jeffrey Mc Arthur   39      Chief Financial Officer

         Sylvie Challande    32      Director

         Marcel Rokegem      52      Director


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

         Mr. Mot was also a Director of Argenta & Magnum Management Company Ltd.
- Gibraltar, a company that was engaged in providing financial advisory services. From 1987 to 1992, Mr. Mot was the General Manager and Director of Iesa Investissements S.A., a portfolio management and investment company, where he handled portfolio and investment management on a confidential basis. Mr. Mot attended the University of Lausanne, Switzerland studying economics from 1976-1979.

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

         Jeffrey McArthur has served as Chief Financial Officer since August, 2001. He is a Chartered Certified Accountant, and has previously held positions at KPMG and Autodesk Development BV. Mr. McArthur, a British national, received a degree in Government from the University of Essex.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The information required relating to compliance with Section 16(a) of the Securities Act will be incorporated by reference to the Company's definitive proxy statement or an amendment to this Form 10-KSB to be filed on or about June 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chairman and Chief Executive Officer. None of our other officers received salary and bonus payments in excess of $100,000 during the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                                 Long-Term Compensation
                              ----------------------------------- -----------------------------------------------
                                                                            Awards                  Payouts
                                                                  -------------------------- --------------------
                                                                                  Securities
                                                        Other      Restricted    Underlying
                                                       Annual        Stock        Options/    LTIP    All Other
                                Salary       Bonus  Compensation    Award(s)        SARs     Payouts Compensation
Name and Principal      Year      ($)         ($)        ($)          ($)           (#)        ($)       ($)
Position                (b)       (c)         (d)        (e)          (f)           (g)        (h)       (i)
---------------------- ------ ------------ --------- ------------ -------------- ----------- ------- ------------
Paul Hokfelt           2001   $138,120
CEO and
President
---------------------- ------ ------------ --------- ------------ -------------- ----------- ------- ------------
Jacques Mot            2001   $324,000
Chairman
---------------------- ------ ------------ --------- ------------ -------------- ----------- ------- ------------


Compensation of Directors

         Currently members of our Board of Directors do not receive any compensation for service on our Board. We expect that a compensation plan for Directors will be adopted in the future and Directors are eligible to receive options under our then existing stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of April 16, 2001, regarding beneficial ownership of our common stock by

         - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;
         -   each of our directors;
         -   each of the named executive officers; and
         -   all of our current executive officers and directors as a group.


Name of                      Number of Shares
Beneficial Owner           Beneficially Owned(1)     Percent of Class (1)
----------------           ---------------------     --------------------

Icare BVBA(2)                    3,715,119                  17.65%
Rapide BVBA(3)                   3,715,119                  17.65%
Jacques Mot(4)                   1,200,000                   5.70%
Thomas R. Marshall(5)            1,090,000                   5.17%
Jeffrey McArthur(6)                200,000                   0.71%
Sylvie Challande                         0                   0
Marcel Rokegem                      50,000                   0.24%
Paul Hokfelt(7)                    100,000                   0.48%

All executive officers and
directors as a group             2,640,000                  12.54%

------------------------------

         (1) Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
         (2) Includes shares restricted common owned by Icare BVBA (3,648,658) and Robert Jordaens (66,461).
         (3) Includes shares owned by Rapide BVBA (3,648,658) and Rene de Vleeschauwer (66,461).
         (4) Includes 1,100,000 vested options to purchase common stock @ $1.18 per share and 100,000 shares of common stock.
         (5) Includes 1,090,000 vested options to purchase common stock @ $1.18 per share.
         (6) Includes 200,000 vested options to purchase common stock @ $1.18 per share. Mr. McArthur was granted a total of 400,000 options that vested one half on issuance and one half on September 1, 2002.
         (7) Mr. Hokfelt effective February 4, 2002 resigned as President/CEO and Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We recently entered into a one (1) year rental agreement with MBM Realty LLC for our office space in New York. The agreement calls for a monthly rent of $6,000, in addition we reimburse MBM for certain expenses, including a portion of cost incurred for the phone system, phones charges, utilities and cleaning services. MBM is controlled by Thomas Marshall who is one of our officers and who is also a Director.

         The landlord for the Elewjit, Belgium office is Tequila NV an entity owned and controlled by Rene De Vleeschauwer and Robert Jordaens (the former owners of Minerva and more than 5% shareholders).

ITEM 13. EXHIBITS, LIST AND REPORTS of FORM 8-K.

         (a)      The following documents are filed as part of this Form:

                  Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

         (b)Exhibits

         ++(3)    (i)     Amended and Restated Certificate of Incorporation
         ++       (ii)    By-Laws
         ++(4)    (i)     Specimen Certificate for Common Stock
         ++       (ii)    Form of Warrant at $6.00 expiring 2 years after
                           Commencement Date
         ++       (iii)   Form of Warrant at $12.00 expiring March 5, 2004
         ++       (iv)    Form of Warrant at $12.00 expiring February 24, 2004
         ^        (v)     Form of Warrant at $8.00 expiring 2 years after
                           Commencement Date
         ++(10)   (i)     Employment Agreement of Paul Hokfelt dated January 25,
                           2000
         +        (ii)    Line of Credit Agreement dated as of April 15, 1999
         +        (iii)   Consulting Agreement dated as of April 15, 1999
         #        (iv)    Strategic Collaboration Agreement dated as of March
                           31, 2000 by and between the Company and New
                           Generation Partners, Inc., on one hand, and Double Impact, Inc., on the other
         ^        (v)     Share Transfer Agreement dated as of March 31, 2000 by
                           and among Bachkine & Meyer Industries, S.A., Double Impact, Inc. and the Company.
         ^        (vi)    Termination Agreement dated as of April 15, 2000 by
                           and between the Company and BAMI Consulting, S.A.
         ^        (vii)   Subscription Agreement dated as of April 10, 2000 by
                           and between the Company and Gauk Holding, Inc.
         ^        (viii)  Subscription Agreement dated as of April 10, 2000 by and between the Company and Mercer International S.A.
                  (ix)    (Reserved)
         #        (x)     Form of Subscription Agreement
         # (xi) Amendment to Line of Credit Agreement, dated July 15, 2000, between the Company and Bachkine & Meyer Industries, S.A.
         **       (xii)   Loan Retirement Agreement dated as of November
                           13, 2000 by and between the Company and Bachkine & Meyer Industries SA.
         **       (xiii)  Consulting Fee Conversion Agreement dated as
                           of November 13, 2000 by and between the Company and BAMI Consulting, Inc.
         ***      (xiv)   Share Exchange Agreement dated as of December
                           29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.
         ****     (xv)    Share Exchange Agreement dated as of February 28, 2001
                           by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.
         ++       (xvi)   Consulting Agreement by and between New Generation
                           Partners, Inc and Jacques Mot dated as of July 5,
                           2000.

         *        (xvii)  Consulting Agreement by and between New Generation
                           Holdings, Inc. and Net-Invest dated as of February 1, 2002.
         *(21)            Subsidiaries of the Registrant

-----------------------------
*        Filed herewith
+        Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.
++       Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.
^        Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.
#        Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.
**       Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2000 filed on November 21, 2000.
***      Incorporated by reference to the Company's Form 8-K filed on February
          28, 2001
****     Incorporated by reference to the Company's Form 8-K filed on March 12,
          2001
+++      Incorporated by reference to the Company's Form 10-KSB for year ended
          December 31, 2000 filed on April 16, 2001

(2)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.

                                   Signatures



         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           New Generation Holdings, Inc.
                                           (Registrant)


                                           /s/ Jacques Mot
                                           -----------------------------
                                           Jacques Mot
                                           (Chief Presiding Officer)


         In accordance with the Exchange Act, this report has been signed below on April 16, 2002 by the following persons in the capacities indicated:


                                        /s/ Jacques Mot
                                        ---------------------------
                                        Director and CEO
                                        (Principal Executive
                                        Officer)


                                        /s/ Jeffrey McArthur
                                        -----------------------------
                                        Jeffrey McArthur
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


                                        /s/ Thomas Marshall
                                        ---------------------------------
                                        Thomas Marshall
                                        Director and Secretary


                                        /s/ Marcel Rokegem
                                        ----------------------------------
                                        Marcel Rokegem
                                        Director


                                        /s/ Sylvie Challande
                                        ----------------------------------
                                        Sylvie Challande
                                        Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2001 AND 2000



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          NEW GENERATION HOLDINGS, INC.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



                                                                        Page

Report of Independent Certified Public Accountants                      F-3

Consolidated Balance Sheet at December 31, 2001                         F-4

Consolidated  Statements  of Losses  and  Comprehensive
 Losses for the two years ended December 31, 2001 and 2000              F-5

Consolidated Statements of Stockholders' Equity for
  the two years ended December 31, 2001 and 2000                        F-6

Consolidated Statements of Cash Flows for the two
  years ended December 31, 2001 and 2000                                F-7

Notes to Consolidated Financial Statements                           F-8 - F-28

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)

                                                               PHILADELPHIA, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors
New Generation Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. and subsidiaries (together, the "Company") as of December 31, 2001, and the related consolidated statements of loss, comprehensive loss stockholders' equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of the Company as of December 31, 2000 and for the period from April 15, 1999 (inception) to December 31, 2000 were audited by other auditors whose report, dated April 19, 2001 on those statements included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

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

In our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note R. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ STEFANOU & COMPANY, LLP
                                                    ----------------------------
                                                    Stefanou & Company, LLP
                                                    Certified Public Accountants
McLean, Virginia
March 14, 2002
                                       F-3

                          NEW GENERATION HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



                                 ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $    788,099
    Accounts receivable, net of allowance for
     doubtful accounts of $82,353                                     1,002,957
    Prepaid expenses and other current assets                         1,464,357
                                                                   -------------
       Total current assets                                           3,255,413

Property, plant and equipment, net (Note B)                             277,755
Intangibles, net of accumulated amortization
 of $3,563,206 (Note C)                                              14,837,887
Other non-current assets                                                 13,715
                                                                   -------------
       Total non-current assets                                      15,129,357
                                                                   -------------
                                                                   $ 18,384,770
                                                                   =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities (Note M)              $  4,393,864
    Short-term debt (Note I)                                            439,178
                                                                   -------------
       Total current liabilities                                      4,833,042
Commitments and contingencies (Note N)                                        -
Minority interest
                                                                         39,419

STOCKHOLDERS' EQUITY:
    Preferred stock, $0.001 par value;
     1,000,000 shares authorized,
    none issued or outstanding                                                -
    Common stock, $0.001 par value;
     50,000,000 shares authorized,
    20,887,110 shares issued and outstanding
     at December 31, 2001                                                20,887
    Additional paid-in capital                                       29,438,128
    Accumulated deficit                                             (15,925,051)
    Accumulated other comprehensive income (losses)                     (21,655)
                                                                   -------------
       Total stockholders' equity                                    13,512,309
                                                                   -------------
                                                                   $ 18,384,770
                                                                   =============






           See accompanying notes to consolidated financial statements
                                       F-4

                          NEW GENERATION HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

                                                      Year Ended    Year Ended
                                                     December 31,   December 31,
                                                        2001           2000
                                                    -------------  -------------

REVENUES:
    Consultancy                                     $    881,470      $       -
    License Fees                                         691,981              -
    Maintenance                                          887,412              -
    Other                                                    137              -
                                                    -------------  -------------
    Total Revenues                                     2,461,000              -


OPERATING EXPENSES:
   General and administrative                          6,182,942      3,727,546
   Depreciation and amortization                       3,527,197        123,643
   Product development                                         -        252,342
   Impairment loss                                       449,809        606,000
                                                    -------------  -------------
   Total Operating Expenses                          (10,159,948)    (4,709,531)

LOSS FROM OPERATIONS                                  (7,698,948)    (4,709,531)

   Interest income, net                                   20,645         85,990
   Other (expense), net                                  (70,418)             -

                                                    -------------  -------------
Total Other (Expense) Income                             (49,773)        85,990

Equity in earnings (losses) in affiliates                239,628       (250,577)

Minority interest                                         41,183              -
                                                    -------------  -------------

Net loss before income taxes                          (7,467,910)    (4,874,118)

Income taxes                                             (29,404)        (6,293)

                                                    -------------  -------------
NET LOSS                                            $ (7,497,314)  $ (4,880,411)
                                                    =============  =============

Basic and diluted net loss per common share         $      (0.38)  $      (0.40)

Shares used to compute basic and diluted net
 loss per common share                                19,898,321     12,286,241


COMPREHENSIVE  LOSS:
         Net loss                                     (7,497,314)    (4,880,411)
         Foreign currency translation (loss) gain        (50,043)        28,388
                                                    -------------  -------------
COMPREHENSIVE LOSS                                  $ (7,547,357)  $ (4,852,023)
                                                    =============  =============




           See accompanying notes to consolidated financial statements
                                       F-5

                                                   NEW GENERATION HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                                              YEARS ENDED DECEMBER 31, 2001 AND 2000

                                               COMMON STOCK
                                                                                                     ACCUMULATED
                                                                      ADDITIONAL                       OTHER
                                                                       PAID-IN       ACCUMULATED    COMPREHENSIVE
                                           SHARES        AMOUNT        CAPITAL         DEFICIT         INCOME           TOTAL
                                       -------------  -------------  -------------  -------------   -------------   -------------
BALANCE AT DECEMBER 31, 1999             11,842,761   $     11,843   $    804,690   $ (3,547,326)   $          -    $ (2,730,793)
ISSUANCE OF COMMON STOCK                    706,556            707      5,298,225              -               -       5,298,932
ISSUANCE OF COMMON STOCK FOR
  SERVICES RENDERED                          25,058             25        155,398              -               -         155,423
ISSUANCE OF COMMON STOCK TO
   BACHKINE & MEYER INDUSTRIES SA           568,439            568      2,040,135              -               -       2,040,703
SATISFACTION OF LIABILITY BY
   BACHKINE & MEYER INDUSTRIES SA                 -              -        500,000              -               -         500,000
ISSUANCE OF COMMON STOCK FOR
   BUSINESS ACQUIRED                      1,931,974          1,932      2,606,233              -               -       2,608,165
ISSUANCE OF WARRANTS FOR SERVICES                 -              -        538,100              -               -         538,100
NET LOSS                                          -              -              -     (4,880,411)              -      (4,880,411)
CURRENCY TRANSLATION ADJUSTMENT                   -              -              -              -          28,388          28,388
                                       -------------  -------------  -------------  -------------   -------------   -------------
BALANCE AT DECEMBER 31, 2000             15,074,788         15,075     11,942,781     (8,427,737)         28,388    $  3,558,507
                                       -------------  -------------  -------------  -------------   -------------   -------------

ISSUANCE OF COMMON STOCK                    181,667            182        495,318              -               -    $    495,500
ISSUANCE OF COMMON STOCK FOR
   SERVICES RENDERED                        132,391            132        394,089              -               -         394,221
ISSUANCE OF COMMON STOCK FOR
   BUSINESS ACQUIRED                      5,498,264          5,498     16,605,940              -               -      16,611,438
NET LOSS                                          -              -              -     (7,497,314)              -      (7,497,314)
CURRENCY TRANSLATION ADJUSTMENT                   -              -              -              -         (50,043)        (50,043)
                                       -------------  -------------  -------------  -------------   -------------   -------------
BALANCE AT DECEMBER 31, 2001             20,887,110   $     20,887   $ 29,438,128   $(15,925,051)   $    (21,655)   $ 13,512,309
                                       =============  =============  =============  =============   =============   =============


                                           See accompanying notes to consolidated financial statements

                                                                       F-6


                               NEW GENERATION HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Year Ended        Year Ended
                                                              ----------        ----------
                                                              December 31, 2001 December 31, 2000
                                                              ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (7,497,314)   $ (4,880,411)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation and amortization                                      3,527,197         123,643
Equity instruments issued for services                               394,221         693,523
Equity in net losses of affiliates                                  (239,627)        250,577
Impairment losses in associated companies, net                       449,809         606,000
Minority interest in loss for the year                               (41,183)              -
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Prepaid expenses and other current assets                         (2,420,790)        110,948
Other non-current assets                                             (13,715)              -
Accounts payable and accrued liabilities                           4,187,417         161,030
                                                                -------------   -------------
Net cash used in operating activities                             (1,653,985)     (2,470,812)
                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                           (293,797)       (144,862)
Cash acquired in connection with acquisition                       1,473,778               -
Minority interest at date of acquisition                             (80,602)              -
Acquisition of equity in associated companies                              -        (476,629)
Advances to associated companies                                           -        (106,000)
Increase in secured loans                                                  -        (500,000)
                                                                -------------   -------------
Net cash used in investing activities                              1,099,379      (1,227,491)
                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in shareholders loan                                                -        (300,000)
Issuance of common stock                                             495,500       5,298,932
                                                                -------------   -------------
Net cash provided by financing activities                            495,500       4,998,932
                                                                -------------   -------------

Effects of exchange rate changes on cash and cash equivalents         (8,199)         14,945
                                                                -------------   -------------
Net increase in cash and cash equivalents                            (67,305)        851,696
   Cash and cash equivalents at beginning of period                  855,404           3,708
                                                                -------------   -------------
   Cash and cash equivalents at end of period                   $    788,099    $    855,404
                                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                             31,352           3,357
   Cash paid during the year for income taxes                        116,995               -
   Common stock issued in exchange for services                      394,221         693,523
   Common stock issued in exchange for acquisitions               14,293,076       4,926,527
   Common stock issued in exchange for debt                                -         500,000
Acquisition :
    Assets acquired, net                                           1,458,966         429,302
    Goodwill and other intangible assets, net                     13,942,532       4,796,706
     Liabilities assumed, net                                     (1,108,422)       (299,481)
    Common stock issued                                          (14,293,076)     (4,926,527)
                                                                -------------   -------------
     Net cash paid for acquisition                                 $       -       $       -
                                                                =============   =============

                See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

New Generation Holdings, Inc., a Delaware corporation (the "Company"), through its subsidiary, is in the business of developing and marketing a proprietary technology designed to process two or more discrete plastic polymers. The Company is also engaged, through another group of subsidiaries, in the development of mainframe computer system software solutions in the life cycle management, data warehousing and data modeling sectors. Both activities are now conducted primarily in Europe.

The Company, formerly known as New Generation Plastic, Inc. completed a merger in June 1999 with SW Ventures, Inc., an inactive Delaware corporation with no significant assets or operations. The resulting merged corporation was subsequently renamed New Generation Plastic, Inc. On May 17, 2000, the Company changed its name to New Generation Holdings, Inc.

The consolidated financial statements include the accounts of the Company, and domestic and foreign subsidiaries that are more than 50% owned and controlled. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. Minority interests represent an outside shareholder's 20% ownership of the common stock of Minerva France SA (a French company), a subsidiary of the Company. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

Going Concern
-------------

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit. See Note R to the consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $7,497,314 and of $4,880,411 for the years ended December 31, 2001 and 2000, respectively, and has an accumulated deficit of $15,925,051 as of December 31, 2001. In addition, the Company's current liabilities exceeded its current assets by $1,577,629 as of December 31, 2001. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

Foreign Currency Translation
----------------------------

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of income.

Revenue Recognition
-------------------

The Company accounts for revenue recognition in accordance with AICPA Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition. That statement requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements and post contract support.

The Company's revenue is derived from three primary activities, licensing of its proprietary software products, maintenance and consultancy. The licensing of the Company's software product is generally accompanied by a maintenance agreement covering a one-year period. The product license is granted for an indefinite period of time and revenue related to the sale of the software product is recognized upon delivery to the customer.

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Software Development Costs
--------------------------

The Company accounts for software development costs under the Financial Accounting Standards Board's

Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for Costs of Computer Accounting Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under SFAS No. 86, the costs associated with software development are required to be capitalized after technological feasibility has been established. Based on the Company's product development process, technological feasibility is generally established upon completion of the working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant and, as a result, the Company has not capitalized any software development costs. Total software development costs approximated $834,000 and $726,000 in 2001 and 2000, respectively, and is recorded within selling, general and administrative costs.

Property and Equipment
----------------------

Property, plant and equipment are recorded at cost of purchase and depreciated over their estimated useful lives on a straight-line basis. Estimated useful lives of major depreciable assets are as follows:

Furniture and fixtures                            3-5 years
Computer Equipment and software                   2-3 years
Vehicles                                            5 years

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Investments
-----------

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

Acquisitions
------------

The Company has accounted for its business acquisitions using the purchase method of accounting. Under this method, the costs of the acquisition are allocated to the assets acquired and liabilities assumed based upon respective fair values (See Note E).

Income Taxes
------------

Deferred income taxes are provided using the asset and liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents comprise cash on hand and deposits held at call with banks and are carried in the balance sheet at cost.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company's customer base. The Company's customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $82,353 at December 31, 2001.

Fair Value of Financial Instruments
-----------------------------------

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Derivative Financial Instruments
--------------------------------

The Company does not actively engage in activities to hedge its exposure to foreign currency exchange fluctuations. However, as of December 31, 2001, the Company was party to a currency forward contract to mitigate its exposure to foreign currency fluctuations in relation to a US Dollar ("USD") denominated note receivable. The contract, which carried a notional value of USD 200,000, matured in April 2001. The proceeds received are $208,612 and a transaction gain of $41,725 has been recorded in other income for the year ended December 31, 2001.

Product Development Costs
-------------------------

Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Product development costs are expensed as incurred, and amounted to $0 and $252,342 in 2001 and 2000, respectively.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2001and 2000, advertising costs were not material to the consolidated statement of operations.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangibles
------------------------------

Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over a period not exceeding 5 years. The Company reviews impairment of goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted cash flows of the businesses acquired. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of that goodwill based upon the expected discounted future cash flows. Through December 31, 2001, no impairment has occurred.

The Company is required to adopt SFAS 141 and 142 on a prospective basis as of January 1, 2002. As a result of implementing these new standards, goodwill will continue to be recognized as an asset, but will not be amortized as previously required by APB Opinion No. 17 "Intangible Assets." Instead, goodwill will be subject to periodic (at least annual) tests for impairment and recognition of impairment losses in the future will be based on a new methodology for measuring impairments prescribed by these pronouncements.

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Comprehensive Income (Loss)
---------------------------

Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended December 31, 1999. SFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segments.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

New Accounting Pronouncements
-----------------------------

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Net Income (Loss) Per Share
---------------------------

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share." Under the provisions of SFAS 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive potential common shares outstanding during the period. As the Company had net losses during the periods presented, basic and diluted net income (loss) per share are the same.


NOTE B - PROPERTY, PLANT AND EQUIPMENT

The Company's property, plant and equipment at December 31, 2001 consists of the following:


  Office Furniture                                      $  313,958
  Computer Equipment                                       537,969
                                                        -----------
     Total                                                 851,927
  Accumulated Depreciation                                (574,172)
                                                        -----------
                                                        $  277,755
                                                        ===========

Depreciation expense included as a charge to income amounted to $ 140,660 and $20,244 for the years ended December 31, 2001 and 2000, respectively.


NOTE C - INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets at December 31, 2001 are summarized as follows:

                                                           2001
                                                      -------------
  Goodwill, net                                       $ 17,883,894
  Patent                                                   517,199
                                                      -------------
     Total                                              18,401,093
  Less:  accumulated amortization                       (3,563,206)
                                                      -------------
  Intangible assets, net                              $ 14,837,887
                                                      =============

Amortization expense included as a charge to income amounted to $3,386,537 and $103,399 for the years ended December 31, 2001 and 2000, respectively.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE D- EQUITY INVESTMENTS IN ASSOCIATED COMPANIES

During the year ended December 31, 2001 the Company's management determined there would be no cash flows derived from the Company's equity investments in certain associated companies. Accordingly, the Company recognized an asset impairment loss of $449,809, the carrying value of the investments, as of December 31, 2001 in their entirety and charged to operations. The investments include Washnet (the Netherlands), Tarinfo (Sweden), Adventagon (Sweden), Waparesult (England), and QID N.V. (Belgium). All of these companies are engaged in wireless applications and internet-based business services, except QID, which is in the computer software industry.

The combined net earnings (loss) of the equity method investee companies for the years ended December 31, 2001 and 2000 were $239,628 and $(250,577), respectively (see Notes E and F).


NOTE E - ACQUISITIONS

On December 29, 2000, the Company acquired a 25% interest in Minerva, an integrated technology infrastructure solutions provider of extraction modeling and lifecycle management software, in exchange for 1,931,974 restricted shares of the Company's common stock. The total cost of the acquisition was initially valued at $2,608,165 and subsequently revised to $4,926,527 in 2001. Management reassessed the value of the restricted stock issued at 85 percent of the average of the stock's closing price. As of the acquisition date, the Company's share of the net book value of Minerva was $129,821. As of December 31, 2000, the excess cost of $4,796,707 over its share of the Minerva net assets at the acquisition date has been recorded as goodwill, and will be allocated to identified intangibles and other assets acquired and liabilities assumed. This goodwill is being amortized on a straight line basis over 5 years.

On February 28, 2001, the Company acquired the 937,500 shares of Minerva common stock not previously owned, representing the remaining 75% of the issued and outstanding shares of Minerva. In exchange for the remaining shares of Minerva, the Company issued an aggregate of 5,365,342 unregistered shares of its own Common Stock, with a value of $13,955,255, in a transaction accounted for using the purchase method of accounting. The aforementioned transaction contemplates the seller's reorganization and contribution of its ownership interests in Case Belgie N.V., Case Nederland B.V., and Case France S.A. as part of the acquisition of Minerva. These entities together are referred to as the "Minerva Group."

On April 26, 2001, the Company issued a further 132,922 unregistered shares of its common stock, with a value of $337,821, in connection with the acquisition by Minerva Softcare N.V. of 80 percent of the issued share capital of Case Associates S.A. (a French company) and 60 percent of the issued share capital of Case Associates N.V. (a Belgian company). Case Associates NV was already 40 percent owned by Minerva Softcare N.V., and as a result of the latest transaction, is now 100 percent owned.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE E - ACQUISITIONS (CONTINUED)

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
                                                      =============

The Minerva Group is an integrated technology infrastructure solutions provider, which specializes in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. Minerva is principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands.

The following unaudited pro forma information presents the condensed consolidated statement of losses of the Company as if the investment of 100% of the common stock of Minerva had been completed as of January 1, 2000.

                                                  Year Ended        Year Ended
                                                  December 31,      December 31,
                                                     2001              2000
                                                  ------------      ------------
   Revenues                                       $ 4,222,293       $ 4,707,939

   Net loss attributable to common shareholders   $(6,897,648)      $(4,378,048)

   Weighted average common shares outstanding:
         Basic and diluted                         20,734,342        19,700,643

   Loss per share:
         Basic and diluted                        $     (0.33)      $     (0.22)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of the goodwill. They do not purport to be indicative of the results of operations that actually would have resulted on the date indicated, or which may be obtained in the future.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE F- IMPAIRMENT OF LONG-LIVED ASSETS

The Company recorded impairment charges of $449,809 and $106,000 related to its equity investments accounted for under the equity method for the years ended December 31, 2001 and 2000, respectively. The companies experienced significant changes in market conditions, which led to substantial declines in sales and operating cash flow. During the year 2001, these companies have either filed for bankruptcy or compulsory winding up. As a result, the Company wrote off the book values of these investments.

The Company also recorded an impairment charge of $500,000 during the year ended December 31, 2000 in connection with an advance to a consulting firm subsequently deemed to be uncollectible (see Note Q).


NOTE G -CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2001 the Company has issued and outstanding 20,887,110 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at December 31, 2001.

In 2000, the Company issued a total of 568,439 shares of common stock in exchange for $2,040,703 of previously incurred debt. In 2000, the Company issued 706,556 shares of common stock in exchange for $5,298,923, net of offering costs and fees. In addition, the Company issued 25,058 shares of common stock for $155,423 of services rendered in 2000. The shares issued for services were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered. In connection with the Company's acquisition of 25% of Minerva, the Company issued 1,931,974 shares of common stock valued at $ 2,608,165 (see Note E). The shares issued in connection with the acquisition were based upon the market price of the Company's common stock at the date of acquisition.

In 2001, the Company issued 5,498,264 shares of common stock valued at $16,611,438 in connection with the Company's acquisition of the balance of Minerva, or 75% (see Note E). The shares issued in connection with the acquisition were based upon the market price of the Company's common stock at the date of acquisition.

In 2001, the Company issued 181,667 shares of common stock in exchange for $495,500, net of offering costs and fees. In addition, the Company issued 132,391 shares of common stock for $394,221 of services rendered in 2001. The shares issued for services were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE H- WARRANTS AND STOCK OPTIONS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders and non-employees at December 31, 2001.

            Warrants Outstanding                    Warrants Exercisable
            --------------------                    --------------------
                                Weighted Average
                     Number       Contractual       Number    Weighted Average
Exercise prices:   Outstanding    Life (Years)   Exercisable   Exercise Price
----------------   -----------    ------------   -----------   --------------

          $6.00     2,960,706          2.5        2,960,706          $  6.00
          $8.00        91,400          3.2           91,400          $  8.00
         $12.00       115,000          3.2          115,000          $ 12.00
          $3.00       121,111          5.0          121,111          $  3.00
          $1.80        20,000          3.0           20,000          $  1.80
                   -----------    ------------   -----------   --------------
                    3,308,217          2.64        3,308,217         $  6.13
                   ===========    ============   ===========   ==============

Transactions involving the Company's warrant issuance are summarized as follows:

                                                   Number       Weighted Average
                                                   of shares     Exercise Price
                                                   -----------       -----------
Outstanding at April 15, 1999                               -        $        -
                                                   ===========       ===========
Granted                                             2,960,706              6.00
Exercised                                                   -                 -
Cancelled                                                   -                 -
                                                   -----------       -----------
 Outstanding at December 31, 1999                   2,960,706        $     6.00
                                                   ===========       ===========
Granted                                               206,400             10.23
Exercised                                                   -                 -
Cancelled                                                   -                 -
                                                   -----------       -----------
 Outstanding at December 31, 2000                   3,167,106        $     6.28
                                                   ===========       ===========
Granted                                               141,111              2.83
Exercised                                                   -                 -
Cancelled                                                   -                 -
                                                   -----------       -----------
Outstanding at December 31, 2001                    3,308,217        $     6.13
                                                   ===========       ===========

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE H- WARRANTS AND STOCK OPTIONS (CONTINUED)

The weighted-average fair value of stock options granted to shareholders during the years ended December 31, 2001 and 2000 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                2001      2000
                                                               ------    ------
   Weighted average grant date fair value per share:           $3.31     $2.75
   Significant assumptions (weighted-average):
       Risk-free interest rate at grant date                    3.89%     6.40%
       Expected stock price volatility                            21%       57%
       Expected dividend payout                                    -         -
       Expected option life-years (a)                            3.0       3.1
         (a)The expected option life is based on
            contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $7,659,154 and $(0.38) in 2001 and $5,448,174 and $(0.44) in 2000, respectively.

In addition to the above warrant activity, the Board of Directors approved a Stock Compensation Plan on September 27, 2000, to provide for the granting of options to employees to buy shares of the Company's common stock. The Company has designated 4,100,000 shares of common stock for this plan. These options are to vest in periods ranging from the date of grant to one year after the grant date. As of December 31, 2001, there have been no grants under this plan.

NOTE I - SHORT-TERM BORROWINGS

Short-term debt at December 31, 2001 consists of the following:

    90 day bank note payable; interest payable
       monthly at 5.04% per annum; unsecured              $ 219,589
    24 day bank note payable; interest payable
       monthly at 5.937% per annum; unsecured               219,589
                                                          ----------
             Total                                        $ 439,178
                                                          ==========

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE J - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Losses before income taxes for the years ended December 31, 2001 and 2000 consist of:


                                               Year Ended         Year Ended
                                               December 31,       December 31,
                                                   2001              2000
                                             ----------------    ---------------
  Domestic                                   $    (1,352,929)    $   (3,751,205)
  Foreign                                         (6,114,981)        (1,122,913)
                                             ----------------    ---------------
  Loss before taxes                          $   ( 7,467,910)    $   (4,874,118)
                                             ================    ===============


The provision for income taxes for the years ended December 31, 2001 and 2000 consists of:


Year ended December 31, 2001                Current       Deferred       Total
----------------------------             ------------     ---------     --------
Federal and state                        $         -      $      -      $     -
Foreign                                       29,404             -       29,404
                                         ------------     ---------     --------
                                         $    29,404      $      -      $29,404
                                         ============     =========     ========


Year ended December 31, 2000                Current       Deferred        Total
----------------------------             ------------     ---------     --------
Federal and state                        $         -      $      -      $     -
Foreign                                        6,293             -        6,293
                                         ------------     ---------     --------
                                         $     6,293      $      -      $ 6,293
                                         ============     =========     ========

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000



NOTE J - INCOME TAXES (CONTINUED)

Income tax expense was $ 29,404 and $6,293 for the periods ended December 31, 2001 and 2000, respectively, and differed from the amounts computed by applying the U.S. federal income tax rate of 35% to net loss before income taxes as a result of the following:

                                                      Year Ended    Year Ended
                                                      December 31,  December 31,
                                                         2001           2000
                                                     ------------   ------------
Expected tax benefit                                    (473,525)   $(1,705,941)
State and local income tax benefit, net of
federal tax benefit                                      (81,175)      (243,700)
Equity in net earnings (losses) of affiliates,
minority interests and other adjustments, net            257,002         87,702
Change in valuation allowance, net                       327,102      1,868,232
                                                     ------------   ------------

Income taxes                                         $    29,404    $     6,293
                                                     ============   ============

At December 31, 2001, the Company has available for federal income tax purposes a net operating loss carryforward of $ 8,900,000, expiring the year 2021, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the Company's future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2001 are as follows:

                Non current:
                Net operating loss carryforwards and other         $ 3,649,738
                Valuation allowance                                 (3,649,738)
                                                                   ------------
                Net deferred tax asset                             $         -
                                                                   ============


NOTE K - EMPLOYEES BENEFIT PLANS

The Company has contributed $42,186 and $20,745 to retirement plans for employees in Geneva, Switzerland and London, England during the period ended December 31, 2001 and 2000, respectively.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE L - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:


                                                        2001            2000
                                                        ----            ----
Net loss available for common shareholders          $(7,497,314)   $ (4,880,411)
                                                    ============   =============
Basic and fully diluted loss per share                     (.38)           (.40)
                                                    ============   =============
Weighted average common shares outstanding           19,898,321      12,286,241
                                                    ============   =============


NOTE M - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2001 are as follows:


        Accounts payable                                           $  2,615,775
        Accrued expenses                                              1,748,685
        Provision for income taxes                                       29,404
                                                                   -------------
        Total                                                      $  4,393,864
                                                                   =============


NOTE N - CONTINGENCIES AND COMMITMENTS

Lease Commitments
-----------------

Minimum rental commitments for office facilities under non-cancellable leases at the end of 2001 are as follows:

                           2002                        $  174,411
                           2003                           152,081
                           2004                            91,913
                           2005                            82,762
                           2006                            51,302

Rent expense included as a charge to income amounted to $ 171,943 and $ 62,537 for the years ended December 31, 2001 and 2000, respectively.

Other
-----

The Company has issued a guarantee of $32,754 to the owners of its Geneva premises and $21,867 to the owners of its Belgian premises securing payment of the Company's lease obligations (see Note Q).

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE N - CONTINGENCIES AND COMMITMENTS (CONTINUED)

Litigation
----------

In December 2001, a former Director of Minerva filed a complaint against Minerva in Belgium. The complaint alleges a breach of employment contract and reimbursement of certain expenses. In 2001, the Company recorded a pre-tax charge of $77,000 to reserve for this claim and other related costs. The charge is reflected in selling, general and administrative expenses in the 2001 consolidated statement of losses. At December 31, 2001, the remaining liability for this obligation was $77,000 and was classified as an accrued expense in the consolidated balance sheet.

In November 2001, Minerva filed a criminal complaint against the same former director mentioned in the prior paragraph for use of forgery, attempt of fraud, misuse of trust, and misuse of company's assets. The case is pending preliminary investigation by the Court.

In May 2001, Minerva filed a claim against QID N.V., a former equity investment company, in Belgium. The complaint seeks a rescission of the acquisition agreement and collection of a $110,000 loan advanced by Case Associates. In 2001, the Court has issued an order granting seizure of QID's assets.

In March 2000, Minerva filed a complaint against Computer Associates in Belgium, The Netherlands, and France. Minerva is claiming damages for a breach of contract and illegal use of software.

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE O-MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $908,000 or 37% and $0 or 0% of sales for the years ended December 31, 2001 and 2000, respectively.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000




NOTE P - SEGMENT INFORMATION

The Company's three reportable segments are managed separately based on fundamental differences in their operations. During 2001 and 2000, the Company operated in the following three reportable segments:

         o Software Technology, which is engaged in the business of software development and providing software solutions.

         o Plastics recycling and Blending, which is in the development stage of commercializing patented plastic technology.

         o Corporate, which is seeking new investment opportunities in established software and consulting businesses.

The Company also segments its business through geographic locations. Those geographic segments are:

         o        United States
         o        France
         o        Benelux countries
         o        Other Europe (Sweden, Switzerland, and United Kingdom)

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE P - SEGMENT INFORMATION (CONTINUED)

The following table summarizes segment asset and operating balances by reportable segment.

                                                         2001          2000
                                                         ----          ----
NET SALES TO EXTERNAL CUSTOMERS:
Software Technology                                   2,461,000               -
Plastics Recycling and Blending                               -               -
Corporate                                                     -               -
                                                   -------------   -------------
    TOTAL SALES TO EXTERNAL CUSTOMERS              $  2,461,000         $     -
                                                   =============   =============

DEPRECIATION AND AMORTIZATION:
Software Technology                                     (98,577)              -
Plastics Recycling and Blending                        (103,440)       (103,399)
Corporate                                            (3,325,180)        (20,244)
                                                   -------------   -------------
   TOTAL DEPRECIATION AND AMORTIZATION             $ (3,527,197)   $   (123,643)
                                                   =============   =============

GENERAL AND ADMINISTRATIVE EXPENSE:
Software Technology                                  (3,736,205)              -
Plastics Recycling and Blending                         (59,611)              -
Corporate                                            (2,387,126)     (3,727,546)
                                                   -------------   -------------
   TOTAL GENERAL AND ADMINISTRATIVE EXPENSE        $ (6,182,942)   $ (3,727,546)
                                                   =============   =============

CAPITAL EXPENDITURES:
Software Technology                                    (292,954)              -
Plastics Recycling and Blending                               -               -
Corporate                                                  (843)       (144,862)
                                                   -------------   -------------
  TOTAL CAPITAL EXPENDITURES                       $   (293,797)   $   (144,862)
                                                   =============   =============

OPERATING (LOSSES):
Software Technology                                  (4,939,425)              -
Plastics Recycling and Blending                        (163,051)       (355,741)
Corporate                                            (2,596,472)     (4,353,790)
                                                   -------------   -------------
   TOTAL SEGMENT OPERATING LOSSES                  $ (7,698,948)   $ (4,709,531)
                                                   =============   =============


SEGMENT ASSETS:
Software Technology                                  17,929,853
Plastics Recycling and Blending                         239,688
Corporate                                               215,229
                                                   ------------
    TOTAL SEGMENT ASSETS                           $ 18,384,770
                                                   =============

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE P - SEGMENT INFORMATION (CONTINUED)

Information concerning principal geographic areas is presented below according to the area where the activity is taking place.

                                                          2001          2000
                                                          ----          ----
NET SALES TO EXTERNAL CUSTOMERS:
United States                                                 -               -
France                                                  320,417               -
Benelux                                               2,140,583               -
Other Europe                                                  -               -
                                                    ------------    ------------
  TOTAL SALES TO EXTERNAL CUSTOMERS                 $ 2,461,000     $         -
                                                    ============    ============

ASSETS:
United States                                           356,515
France                                                  960,783
Benelux                                              16,940,195
Other Europe                                            127,277
                                                    ------------
   TOTAL ASSETS                                     $18,384,770
                                                    ============


NOTE Q- RELATED PARTY TRANSACTIONS

In 2000, the Company advanced an unrelated third party $500,000 and entered into a Consulting Agreement with the entity whereby the entity would provide certain strategic consulting services to the Company. The entity defaulted on the terms of the loan and the Company agreed to forgive repayment of the loan in exchange for terminating the Consulting Agreement. The Company recorded the forgiveness of repayment of the $500,000 as an asset impairment loss charged to operations in 2000.

In connection with the termination of the Consulting Agreement and forgiveness of the indebtedness, Bachkine & Meyer Industries SA ("BMI"), an entity controlled by the Company's President and Chief Executive Officer and a significant Company shareholder, forgave a previously advanced BMI loan of $500,000 to the Company. The unrelated third party mentioned in the previous paragraph, in return, released BMI from its obligation to deliver 500,000 shares of the Company's common stock to them.

In November 2000, BMI agreed to forgive $2,165,703 of previously advanced funds to the Company under a convertible line of credit in exchange for $300,000, the forgiveness of $500,000 of indebtedness, and the conversion of the remaining balance of $1,365,703 into 380,417 shares of the Company's restricted common stock, valued at the market value on the date of the agreement. The impact of this related party transaction has been recorded in shareholders' equity, with no gain or loss recorded in the statement of operations.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE Q- RELATED PARTY TRANSACTIONS (CONTINUED)

In December 2000, the Company issued 188,022 shares of the Company's restricted common stock to an entity affiliated with BMI in exchange for $675,000 of previously incurred services rendered to the Company. The Company valued the shares issued at $3.59 per share, which approximated the fair value of the shares at the dates of issuance.

In connection with the Minerva acquisition, a finder's fee of $106,000 was paid to one of the Directors of the Company. This amount was recorded in selling, general and administrative expenses in the consolidated statement of losses as of December 31, 2000.

In 2001 and 2000, the Company utilized office space in New York provided by an entity controlled by a director of the Company. Amounts paid and recorded in the consolidated statement of operations for certain expenses relating to the operation of the office were immaterial.

Two of the Company's significant shareholders provide management services to Minerva Softcare. These services consist of technical assistance as well as administrative and marketing assistance. Compensation paid to these shareholders for the years ended December 31, 2001 and 2000 was $260,975 and $0, respectively. Amounts payable to these shareholders at December 31, 2001 were $9,806.

The Company's subsidiary, Minerva, leases office space in Belgium from an entity in which significant shareholders of the Company have an ownership interest. Rental expense paid to this entity for the years ended December 31, 2001 and 2000 was $54,512 and $0, respectively. Additionally, the Company pays an annual management fee to the entity of $7,394 per year. Amounts payable to this entity at December 31, 2001 were $85,946. Amounts due from this entity at December 31, 2001 resulting from cash advances were $15,933.

NOTE R - GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $7,497,314 and $4,880,411 for the year ended December 31, 2001 and 2000, respectively, and has an accumulated deficit of $15,925,051 as of December 31, 2001. In addition, the Company has had negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.