Form 10KSB/A
period 2001-12-31
NEW GENERATION HOLDINGS INC
filed 2002-05-02
CIK 1024605

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB/A

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


The aggregate value of the common stock of the Company held by non-affiliates is $16,305,952 based on the price at which the freely tradable common stock was sold on April 15, 2002.


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

Issuances in consideration for services:
----------------------------------------

a. Rubenstein Investor Relations, Inc.: 22,222 shares of common stock on March 19, 2002, in consideration of investor relations services per our agreement.

b. The Research Works: 45,000 restricted shares in March 2002 in consideration of financial advisory and research coverage per our agreement

c. Century America Promotions, Inc.: 21,000 shares of Restricted Stock on April 16, 2002 in consideration of investor relations and promotional services.

d. Westman Ball Ederer Miller and Sharpstein LLP: 90,436 shares in February 2002 in consideration of legal services provided between March 2001 and January 2002.

Issuances in Private Placements:
--------------------------------

a. Perugino Holdings SA purchased an aggregate of 181,667 shares on August 13, 2001 and September 26 2001, respectively, and an aggregate of 121,111 warrants to purchase common stock at exercise prices ranging from $3.00 in exchange for an aggregate of $495,500.

Issuances of Stock Options under the 2000 Stock Compensation Plan (except as
----------------------------------------------------------------------------
otherwise set forth below, all options were issued on March 1, 2002):
---------------------------------------------------------------------

a.       Jacques Mot: 1,100,000 non-qualified options exercisable at $1.18

b.       Thomas R. Marshall: 1,090,000 qualified options exercisable at $1.18

d.       Jeffrey McArthur: 400,000 non-qualified options exercisable at $1.18

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

         As a result of the Company's net loss of $7,497,314 during the year ended December 31, 2001, the Company generated a cash flow deficit of $1,653,983 from operating activities, adjusted principally for depreciation and amortization of $3,527,197, and equity based compensation of $394,221. The Company met its cash requirements during the year ended December 31, 2001 through the receipt of $1,473,778 of cash acquired in connection with its acquisition of 75% of Minerva Softcare N.V. as well as $495,500 received in exchange for the sales of the Company's common stock in a private placement to sophisticated investors

         While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits. The Company is seeking financing in the form of equity and debt. There are no assurances the Company will be successful in raising the funds required.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chairman and Chief Executive Officer, as well as officers of the Company who were paid at a rate in excess of $100,000 per annum for the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                                 Long-Term Compensation
                              ----------------------------------- -----------------------------------------------
                                                                            Awards                  Payouts
                                                                  -------------------------- --------------------
                                                                                  Securities
                                                        Other      Restricted    Underlying
                                                       Annual        Stock        Options/    LTIP    All Other
                                Salary       Bonus  Compensation    Award(s)        SARs     Payouts Compensation
Name and Principal      Year      ($)         ($)        ($)          ($)           (#)        ($)       ($)
Position                (b)       (c)         (d)        (e)          (f)           (g)        (h)       (i)
---------------------- ------ ------------ --------- ------------ -------------- ----------- ------- ------------
Paul Hokfelt           2001   $169,045               $15,416
CEO and
President
---------------------- ------ ------------ --------- ------------ -------------- ----------- ------- ------------
Jacques Mot            2001   $324,000
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of April 16, 2002, regarding beneficial ownership of our common stock by

         - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;
         -   each of our directors;
         -   each of the named executive officers; and
         -   all of our current executive officers and directors as a group.

Name of                      Number of Shares
Beneficial Owner           Beneficially Owned(1)     Percent of Class (1)
----------------           ---------------------     --------------------

Icare BVBA(2)                    3,715,119                  17.65%
Rapide BVBA(3)                   3,715,119                  17.65%
Jacques Mot(4)                   1,200,000                   5.70%
Thomas R. Marshall(5)            1,090,000                   5.17%
Jeffrey McArthur(6)                200,000                   0.71%
Sylvie Challande                         0                   0.00%
Marcel Rokegem                      50,000                   0.24%
Paul Hokfelt(7)                    100,000                   0.48%

All executive officers and
directors as a group             2,640,000                  12.54%

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

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)

                                                               PHILADELPHIA, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

The Board of Directors
New Generation Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. and subsidiaries (together, the "Company") as of December 31, 2001, and the related consolidated statements of loss, comprehensive loss stockholders' equity and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2000 were audited by other auditors whose report, dated April 19, 2001 on those statements included an explanatory paragraph that described the uncertainty regarding the Company's ability to continue as a going concern.

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
                                       =============  =============  =============  =============   =============   =============

                                           See accompanying notes to consolidated financial statements

                                                                       F-6


                               NEW GENERATION HOLDINGS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Year Ended        Year Ended
                                                              ----------        ----------
                                                              December 31, 2001 December 31, 2000
                                                              ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (7,497,314)   $ (4,880,411)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Depreciation and amortization                                      3,527,197         123,643
Equity instruments issued for services                               394,221         693,523
Equity in net losses of affiliates                                  (239,627)        250,577
Impairment losses in associated companies, net                       449,809         606,000
Minority interest in loss for the year                               (41,183)              -
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Prepaid expenses and other current assets                         (2,420,790)        110,948
Other non-current assets                                             (13,715)              -
Accounts payable and accrued liabilities                           4,187,417         161,030
                                                                -------------   -------------
Net cash used in operating activities                             (1,653,985)     (2,934,690)
                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                           (293,797)       (144,862)
Cash acquired in connection with acquisition                       1,473,778               -
Minority interest at date of acquisition                             (80,602)              -
Acquisition of equity in associated companies                              -        (476,629)
Advances to associated companies                                           -        (106,000)
Increase in secured loans                                                  -        (500,000)
                                                                -------------   -------------
Net cash used in investing activities                              1,099,379      (1,227,491)
                                                                -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in shareholders loan                                                -        (300,000)
Issuance of common stock                                             495,500       5,298,932
                                                                -------------   -------------
Net cash provided by financing activities                            495,500       4,998,932
                                                                -------------   -------------

Effects of exchange rate changes on cash and cash equivalents         (8,199)         14,945
                                                                -------------   -------------
Net increase in cash and cash equivalents                            (67,305)        851,696
   Cash and cash equivalents at beginning of period                  855,404           3,708
                                                                -------------   -------------
   Cash and cash equivalents at end of period                   $    788,099    $    855,404
                                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                             31,352           3,357
   Cash paid during the year for income taxes                        116,995               -
   Common stock issued in exchange for services                      394,221         693,523
   Common stock issued in exchange for acquisitions               14,293,076       4,926,527
   Common stock issued in exchange for debt                                -         500,000
Acquisition :
    Assets acquired, net                                           1,458,966         429,302
    Goodwill and other intangible assets, net                     13,942,532       4,796,706
     Liabilities assumed, net                                     (1,108,422)       (299,481)
    Common stock issued                                          (14,293,076)     (4,926,527)
                                                                -------------   -------------
     Net cash paid for acquisition                                 $       -       $       -
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

Derivative Financial Instruments
--------------------------------

The Company does not actively engage in activities to hedge its exposure to foreign currency exchange fluctuations. However, during the year 2001, the Company was party to a currency forward contract to mitigate its exposure to foreign currency fluctuations in relation to a US Dollar ("USD") denominated note receivable. The contract, which carried a notional value of USD 200,000, matured in April 2001. The proceeds received are $208,612 and a transaction gain of $41,725 has been recorded in other income for the year ended December 31, 2001.

Product Development Costs
-------------------------

Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Product development costs are expensed as incurred, and amounted to $0 and $252,342 in 2001 and 2000, respectively.

Advertising
-----------

The Company follows the policy of charging the costs of advertising to expenses as incurred. For the years ended December 31, 2001 and 2000, advertising costs were not material to the consolidated statement of operations.

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

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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