Form 10QSB
period 2002-03-31
NEW GENERATION HOLDINGS INC
filed 2002-05-15
CIK 1024605

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



                For the quarterly period ended March 31, 2002
                        Commission file number 000-24623


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

         As of May 13, 2002 the Issuer had outstanding 21,065,768 shares of its Common Stock, $0.001 par value.

                           New Generation Holdings Inc

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2002


                                Table of Contents


Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets:
         March 31, 2002 and December 31, 2001

         Consolidated Condensed Statement of Losses and Comprehensive Losses:
         Three Months Ended March 31, 2002 and 2001

         Consolidated Condensed  Statement of Cash Flows:
         Three Months Ended March 31, 2002 and 2001

         Notes to Consolidated Condensed Financial Statements:
         March 31, 2002

Item 2.  Management's Discussion and Analysis

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                                        NEW GENERATION HOLDINGS, INC.
                                    CONSOLIDATED CONDENSED BALANCE SHEET

                                                                               March 31,       December 31,
                                                                                 2002             2001
                                                                             -------------    -------------
                                                                              (UNAUDITED)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $    556,157     $    788,099
   Accounts receivable, net                                                     1,084,402        1,002,957
   Prepaid expenses and other current assets                                      814,773        1,464,357
                                                                             -------------    -------------
     Total Current Assets                                                       2,455,332        3,255,413

Property, plant and equipment, net                                                236,558          277,755
Intangibles, net of accumulated amortization                                   14,812,027       14,837,887
Other non-current assets                                                           13,482           13,715
                                                                             -------------    -------------
                                                                               15,062,067       15,129,357
                                                                             -------------    -------------
     Total Assets                                                            $ 17,517,399     $ 18,384,770
                                                                             =============    =============

                  LIABILITES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                  $  5,106,548     $  4,393,864
   Short-term debt                                                                      -          439,178
                                                                             -------------     ------------
      Total current liabilities                                                 5,106,548        4,833,042


                                                                             -------------     ------------
Total liabilities                                                               5,106,548        4,833,042

Minority Interest                                                                  43,354           39,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none
issued at March 31, 2002 and December 31, 2001                                                           -
Common stock, $0.001 par value; 50,000,000 shares authorized,
21,044,768 and 20,887,110 issued and outstanding at
March 31, 2002 and December 31, 2001, respectively                                 21,045           20,887
   Additional paid in capital                                                  29,624,140       29,438,128
   Accumulated deficit                                                        (17,278,730)     (15,925,051)
   Accumulated other comprehensive income                                           1,042          (21,655)
                                                                             -------------     ------------
     Total stockholder's equity                                                12,367,497       13,512,309
                                                                             -------------     ------------

                  Total liabilities and stockholder's equity                 $ 17,517,399      $18,384,770
                                                                             =============     ============

                      See accompanying footnotes to the unaudited financial statements

                          NEW GENERATION HOLDINGS, INC
       CONSOLIDATED CONDENSED STATEMENT OF LOSSES AND COMPREHENSIVE LOSSES
                                   (UNAUDITED)


                                        Three Months ended
                                              March 31,
                                       2002            2001
                                       ----            ----
Revenues:
   Consulting                      $    135,590    $    191,927
   License revenue                            -          67,827
   Service revenue                      390,392          13,476
   Other Revenue                          4,244               -
                                   -------------   -------------
                                        530,226         273,230
Operating expenses
   General and administrative         1,747,512         958,625
   Depreciation & amortization          121,570         395,507
                                   -------------   -------------
                                      1,869,082       1,354,132

Net loss from operations             (1,338,856)     (1,080,902)

Other income/expense:
  Equity in profits/(losses)
    in affiliates                             -          (6,855)
  Interest income/(expense), net        (11,144)          2,325
  Other income, (net)                         -          15,379
  Currency exchange difference                -         (26,603)
  Minority interest in profit
    For the period                       (3,935)              -
                                   -------------   -------------
                                        (15,079)        (15,754)
                                   -------------   -------------

Net loss before income taxes         (1,353,935)     (1,096,656)
Income (tax) benefit                        258          (1,985)
                                   -------------   -------------
Net Loss                           $ (1,353,677)   $ (1,098,641)
                                   =============   =============

Basic and diluted net loss
  per common share                 $      (0.06)   $      (0.06)
                                   =============   =============
Shares used to compute basic
  and diluted net loss per
  common share                       20,926,837      17,309,552

Comprehensive loss:
Net loss                             (1,353,677)     (1,098,641)

Foreign currency translation
  gain (loss)                            22,692          32,845
                                   -------------   -------------
Comprehensive loss                 $ (1,330,985)   $ (1,065,796)
                                   =============   =============

        See accompanying footnotes to the unaudited financial statements

                           NEW GENERATION HOLDINGS, INC
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                       Three Months ended March 31,
                                                          2002            2001
                                                          ----            ----
Cash flows from operating activities:
   Net Loss                                           $(1,353,677)    $(1,098,641)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation & amortization                          121,570         395,507
     Equity based compensation expense                    186,170               -
     Equity in net losses of affiliates                         -           6,855
     Minority interest in result for the period             3,935               -
Changes in operating assets and liabilities:
     Current assets, net                                  568,140        (576,598)
     Common stock issued in exchange for debt                   -        (132,729)
     Accounts payable and accrued expenses                 73,506       1,048,498
                                                      ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                    (400,356)       (357,109)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                               (54,513)           (573)
   Cash acquired in connection with acquisition                 -         126,026
                                                      ------------    ------------
NET CASH (USED BY)/PROVIDED BY INVESTING ACTIVITIES       (54,213)        125,453
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received from shareholder/affiliates              200,000               -
                                                      ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 200,000               -

Effects of exchange rates on cash                          22,928          (4,371)
Net (decrease)/increase in cash and cash equivalents     (231,941)       (236,027)
Cash and cash equivalents, January 1                      788,098         855,404
                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, MARCH 31                   $   556,157     $   619,377
                                                      ============    ============

Supplemental information:
Interest paid                                         $    14,002    $      2,007
Taxes paid                                                      -               -
Common stock issued in exchange for services              186,170               -
Common stock issued in exchange for acquisitions                -      14,293,076
Common stock issued in exchange for debt                        -         132,729
Acquisition:
  Assets acquired, net                                          -       1,458,966
  Goodwill and other intangible assets, net                     -      13,942,532
  Liabilities assumed, net                                      -      (1,108,422)
  Common stock issued                                           -     (14,293,076)
                                                      ------------    ------------
    Net cash paid for acquisition                     $         -     $         -
                                                      ============    ============

         See accompanying footnotes to the unaudited financial statements

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2002
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets"
(SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
(SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 2002
                                   (UNAUDITED)

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The Company is currently evaluating, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations. Goodwill and other intangible assets subject to SFAS No.142 were approximately $14,600,797 as of January 1, 2002 and the associated pre-tax amortization was approximately $3,283,097 during the year ended December 31, 2001.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No.
143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002.
The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE B - ACQUISITION
--------------------

On December 29, 2000, the Company acquired a 25% interest in Minerva, an integrated technology infrastructure solutions provider of extraction modeling and lifecycle management software, in exchange for 1,931,974 restricted shares of the Company's common stock. The total cost of the acquisition was initially valued at $2,608,165 and subsequently revised to $4,926,534 in 2001. Management reassessed the value of the restricted stock issued at 85 percent of the average of the stock's closing price. As of the acquisition date, the Company's share of the net book value of Minerva was $129,827. As of December 31, 2000, the excess cost of $4,796,707 over its share of the Minerva net assets at the acquisition date has been recorded as goodwill, and will be allocated to identified intangibles and other assets acquired and liabilities assumed.

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
                                                      =============

Through December 31, 2001, goodwill acquired was being amortized on a straight-line basis over 5 years. Under the provisions of FAS 142, it will now no longer be amortized but instead will be subject to impairment tests at least annually. No impairment of goodwill was recorded in the quarter ended March 31, 2002.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE C - SEGMENT INFORMATION
----------------------------

During 2002 and 2001, the Company operated in three reportable segments:

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

The Company also segments its business through geographic locations. Those geographic segments are: United States, France, the Benelux countries, and Other Europe.

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

                                NEW GENERATION HOLDINGS, INC
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       MARCH 31, 2002
                                        (UNAUDITED)


INDUSTRY SEGMENTS
-----------------

                                    Three Months Ended
                                         March 31,
                                    2002           2001
                                    ----           ----
Net Sales to External
Customers
Minerva Softcare N.V.              530,226         273,230
New Generation Plastic, Inc.             -               -
New Generation Partners,
Inc.                                     -               -
All Other                                -               -
                               ------------    ------------
Total Sales to External
Customers                      $   530,226     $   273,230
                               ============    ============

Segment Depreciation and
Amortization
Minerva Softcare N.V.               85,388           5,204
New Generation Plastic, Inc.        25,860          25,860
New Generation Partners,
Inc.                                10,322         364,443
All Other                                -               -
                               ------------    ------------
Total Depreciation and
Amortization                   $   121,570     $   395,507
                               ============    ============

Segment General and
Administrative Expense
Minerva Softcare N.V             1,136,276         297,450
New Generation Plastic, Inc.        21,549          18,236
New Generation Partners,
Inc.                               589,687         642,939
All Other                                -               -
                               ------------    ------------
Total General and
Administrative Expense         $ 1,747,512     $   958,625
                               ============    ============

Purchase of Fixed Assets
Minerva Softcare N.V                54,513          (7,627)
New Generation Plastic, Inc.             -               -
New Generation Partners,
Inc.                                     -           8,200
All Other                                -               -
                               ------------    ------------
Total Purchases of Fixed
Assets                         $    54,513      $      573
                               ============    ============

Segment Operating  Loss
Minerva Softcare N.V              (691,438)        (29,423)
New Generation Plastic, Inc.       (47,409)        (44,096)
New Generation Partners,
Inc.                              (600,009)     (1,007,383)
All Other                                -               -
                               ------------    ------------
Total Segment Operating
Income (Loss)                  $(1,338,856)    $(1,080,902)
                               ============    ============

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


INDUSTRY SEGMENTS (Continued
----------------------------

Segment Assets                                        March 31,     December 31,
                                                    -------------   ------------
                                                        2002             2001
                                                        ----             ----

Minerva Softcare N.V                                 17,171,991      17,929,853
New Generation Plastic, Inc.                            213,828         239,688
New Generation Partners, Inc.                           131,580         215,229
All Other                                                     -               -
                                                    ------------    ------------
Total Segment Assets                                $17,517,399     $18,384,770
                                                    ============    ============



GEOGRAPHIC SEGMENTS
-------------------


                                                          Three Months Ended
                                                               March 31,
                                                         2002           2001
                                                         ----           ----
Net Sales to External
Customers

United States                                                -                -
France                                                 211,990                -
Benelux                                                318,236          273,230
Other Europe                                                 -                -
                                                     ----------     ------------
Total Sales to External
Customers                                            $ 530,226      $   273,230
                                                     ==========     ============

Segment Assets                                        March 31,     December 31,
                                                    -------------   ------------
                                                        2002            2001
                                                        ----            ----
United States                                           289,259         356,515
France                                                  447,286         960,783
Benelux                                              16,682,032      16,940,195
Other Europe                                             98,822         127,277
                                                    ------------    ------------
Total Segment Assets                                $17,517,399     $18,384,770
                                                    ============    ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

THREE MONTHS ENDED MARCH 31, 2002

Revenues
--------

The Company's revenues increased to $530,226 during the first quarter of 2002 as compared to $273,230 during the same period in 2001. The Company's Minerva software segment, 25% of which was acquired in December, 2000, and the remaining 75% of which was acquired in February, 2001, generated $530,226 in revenues from licensing the Company's software products and related service activities during the three months ended March 31, 2002.

Costs and Expenses
------------------

General and administration expenses increased from $958,625 during the quarter ended March 31, 2001 to $1,747,512 during the first quarter of 2002. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, professional fees, and consulting fees) during the three months ended March 31, 2002, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred amortization expense of $121,570 during the three months ended March 31, 2002 as compared to $395,507 for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a deficit in working capital of $2,651,217 compared to a deficit of $1,577,629 at December 31, 2001, a decrease in working capital of $1,073,588. The decrease in working capital was substantially due to the company's operating losses, increases in accounts payable and accrued expenses, and decreases in accounts receivable and prepayments.

As a result of the Company's operating loss of $1,338,856 during the three months ended March 31, 2002, the Company generated a cash flow deficit of $400,356 from operating activities, adjusted principally for depreciation and amortization of $121,570 and equity based compensation of $186,170. The company met its cash requirements during the quarter ended March 31, 2002 partly through receipt of a shareholder's loan of $200,000.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no long-term debt as of March 31, 2002. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds

         (a)      None
         (b)      None
         (c)      Sale of Securities

During the quarter, the company made the following stock issuances in consideration for services:

a. Westman Ball Ederer Miller and Sharpstein LLP: 90,436 shares on 26 and 27 February 2002 in consideration of legal services provided between March 2001 and January 2002. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

b. Rubenstein Investor Relations, Inc.: 22,222 shares of common stock on March 19, 2002 in consideration of investor relations services per our agreement. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

c. The Research Works: 45,000 restricted shares on March 26, 2002 in consideration of financial advisory and research coverage per our agreement . This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Securityholders.

Meeting of Stockholders on January 23, 2002.

An annual meeting of stockholders was held on January 23, 2002. At this meeting, the Stockholders elected Directors and approved the appointment of Stefanou & Company, LLP as the Company's independent auditors for the year ended December 31, 2001.

Persons elected at this meeting of stockholders to serve as directors were Mr. Paul Hokfelt, Mr. Jacques Mot, Mr. Thomas R. Marshall, Mr. Marcel Rokegem, and Ms. Sylvie Challande.

At this meeting, the stockholders also approved the appointment of Stefanou & Company, LLP as the Company's independent auditors for the year ended December 31, 2001.

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


                                           New Generation Holdings, Inc.
                                           (Registrant)


Date: May 14, 2002                         By: /s/ Jacques Mot
                                               -------------------------
                                               Jacques Mot
                                               Chief Executive Officer


                                           By: /s/ Jeffrey McArthur
                                               -------------------------
                                               Jeffrey McArthur
                                               Chief Financial Officer