Form 10QSB/A
period 2002-03-31
NEW GENERATION HOLDINGS INC
filed 2002-05-31
CIK 1024605

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                  FORM 10-QSB/A

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

Persons elected at this meeting of stockholders to serve as directors were Mr. Paul Hokfelt, Mr. Jacques Mot, Mr. Thomas R. Marshall, Mr. Marcel Rokegem, and Ms. Sylvie Challande. The results of voting for the nominees for director were:

                                         Votes
                                        Against
                                           or                       Broker
Nominee                Votes for        withheld    Abstentions   Non-Votes
-------                ---------        --------    -----------   ---------
Paul Hokfelt           12,469,207          0             0           0
Jacques Mot            12,469,207          0             0           0
Thomas R. Marshall     12,469,207          0             0           0
Marcel Rokegem         12,469,207          0             0           0
Sylvie Challande       12,469,207          0             0           0

At this meeting, the stockholders also approved the appointment of Stefanou & Company, LLP as the Company's independent auditors for the year ended December 31, 2001. For the proposal to appoint Stefanou & Company, LLP as the Company's independent auditor, 12,469,207 affirmative votes and 0 negative votes were cast, with 0 abstentions and 0 broker non-votes.

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