Form 10QSB
period 2002-06-30
NEW GENERATION HOLDINGS INC
filed 2002-08-19
CIK 1024605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended June 30, 2002
                        Commission file number 000-24623

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

As of August 16, 2002 the Issuer had outstanding 21,056,690 shares of its Common Stock, $0.001 par value.

                           New Generation Holdings Inc

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2002

                                Table of Contents

                                                                                PAGE
Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:                                   3
         June 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Losses and Comprehensive Losses:    4
         Three and Six Month Periods Ended June 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows:                         5
         Six Months Ended June 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements:                    6
         June 30, 2002

Item 2.  Management's Discussion and Analysis                                    12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              14

         Item 2.  Changes in Securities                                          14

         Item 3.  Defaults Upon Senior Securities                                14

         Item 4.  Submission of Matters to a Vote of Security Holders            14

         Item 5.  Other Information                                              14

         Item 6.  Exhibits and Reports on Form 8-K                               14

                                  NEW GENERATION HOLDINGS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEET


                                                                      June 30,       December 31,
                                                                        2002            2001
                                                                    ------------     ------------
                                                                    (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    388,088     $    788,099
   Accounts receivable, net                                            1,696,213        1,002,957
   Prepaid expenses and other current assets                             724,254        1,464,357
                                                                    ------------     ------------
     Total Current Assets                                              2,808,555        3,255,413

Property, plant and equipment, net                                       352,785          277,755
Intangibles, net of accumulated amortization                             185,370       14,837,887
Other non-current assets                                                  15,315           13,715
                                                                    ------------     ------------
                                                                         553,470       15,129,357
                                                                    ------------     ------------
     Total Assets                                                   $  3,362,025     $ 18,384,770
                                                                    ============     ============

                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $  6,621,975     $  4,393,864
   Short-term debt                                                             -          439,178
                                                                    ------------     ------------
      Total current liabilities                                        6,621,975        4,833,042

                                                                    ------------     ------------
Total liabilities                                                      6,621,975        4,833,042

Minority Interest                                                         38,320           39,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
 none issued at June 30, 2002 and December 31, 2001                                             -
Common stock, $0.001 par value; 50,000,000 shares authorized,
21,056,690 and 20,887,110 issued and outstanding at
June 30, 2002 and December 31, 2001, respectively                         21,059           20,887
   Additional paid in capital                                         29,636,051       29,438,128
   Accumulated deficit                                               (32,730,972)     (15,925,051)
   Accumulated other comprehensive income                               (224,408)         (21,655)
                                                                    ------------     ------------
     Total stockholders' equity                                       (3,298,270)      13,512,309
                                                                    ------------     ------------

                  Total liabilities and stockholders' equity        $  3,362,025     $ 18,384,770
                                                                    ============     ============


     See accompanying footnotes to the unaudited condensed consolidated financial statements



                                   NEW GENERATION HOLDINGS, INC
               CONDENSED CONSOLIDATED STATEMENT OF LOSSES AND COMPREHENSIVE LOSSES
                                           (UNAUDITED)

                                       For the Three Months Ended       For the Six Months Ended
                                                June 30,                        June 30,
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------
Revenues:
   Consulting                         $    302,146    $    357,978    $    437,736    $    549,935
   Licence revenue                          45,595         357,195          45,595         425,022
   Service revenue                         363,406         386,540         753,799         400,016
   Other revenue                             1,534               -           5,778               -
                                      ------------    ------------    ------------    ------------
                                           712,681       1,101,713       1,242,908       1,374,973
Operating expenses
   General and administrative            1,577,169       1,856,039       3,324,681       2,800,158
   Product development                           -               -               -          14,236
   Depreciation & amortization              19,870       1,137,798         141,440       1,533,305
                                      ------------    ------------    ------------    ------------
                                         1,597,039       2,993,837       3,466,121       4,347,699

Net loss from operations                  (884,358)     (1,892,124)     (2,223,213)     (2,972,726)

Other income/expense:
  Equity in losses in affiliates                 -          (8,836)              -         (15,691)
  Interest income/(expense), net             3,150          18,636          (7,994)         20,961
  Other income                                   -          25,405               -          40,784
  Currency exchange difference                   -        (120,795)              -        (147,398)
  Minority interest in loss
   for the period                            5,034               -           1,099               -
                                      ------------    ------------    ------------    ------------
                                             8,184         (85,590)         (6,895)       (101,344)

Net loss before income taxes              (876,174)     (1,977,714)     (2,230,108)     (3,074,070)

Income tax benefit (provision)              24,726        (197,723)         24,984        (199,708)
                                      ------------    ------------    ------------    ------------
Net Loss                                  (851,448)     (2,175,437)     (2,205,124)     (3,273,778)

Cumulative effect of accounting
  change                               (14,600,797)              -     (14,600,797)              -
                                      ============    ============    ============    ============
Net loss applicable to common         $(15,452,245)   $ (2,175,437)   $(16,805,921)   $ (3,273,778)
   shares

Basic and diluted net loss per
  common share                        $      (0.73)   $      (0.11)   $      (0.80)   $      (0.17)
                                      ============    ============    ============    ============

Shares used to compute basic and
  diluted net loss per common share     21,055,249      20,543,794      20,991,398      18,905,903

Comprehensive loss:
Net loss                              $(15,452,245)   $ (2,175,437)   $(16,805,921)   $ (3,273,778)
Foreign currency translation
  gain (loss)                             (225,450)        (26,682)       (202,752)        (59,527)
                                      ------------    ------------    ------------    ------------

Comprehensive loss                    $(15,677,695)   $ (2,202,119)   $(17,008,673)   $ (3,333,305)
                                      ============    ============    ============    ============


     See accompanying footnotes to the unaudited condensed consolidated financial statements

                                NEW GENERATION HOLDINGS, INC
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                                 For the Six Months ended
                                                                         June 30,
                                                                    2002            2001
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                      (16,805,921)     (3,273,778)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
      Cumulative effect of accounting change                      14,600,797               -
      Depreciation & amortization                                    141,440       1,533,305
      Equity based compensation expense                              198,095         319,222
      Equity in net losses of affiliates                                   -          15,691
      Minority interest in loss for the period                        (1,099)              -
      Changes in operating assets and liabilities:
      Accounts receivables and prepaid expenses                       46,848      (2,128,823)
      Other assets, net                                                    -        (176,604)
      Accounts payable and accrued expenses                        1,588,933       3,292,111
                                                                ------------    ------------
  Net cash used in operating activities                             (230,907)       (418,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired in connection with acquisition                            -       1,473,778
   Acquisition of fixed assets                                      (164,750)       (154,533)
   Issuance of note receivable                                             -               -
                                                                ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (164,750)      1,319,245
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received from shareholder/affiliates, net                    200,000               -
   Issuance of common stock                                                -               -
                                                                ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            200,000               -

Effects of exchange rates                                           (204,353)              -
Net (decrease)/increase in cash and cash equivalents                (400,010)        900,369
Cash and cash equivalents, January 1                                 788,098         855,404
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, JUNE 30                              $    388,088    $  1,755,773
                                                                ============    ============

Supplemental information:
Interest paid                                                         22,454          14,920
Taxes paid                                                                 -               -
Common stock issued in exchange for services                         198,095         319,222
Acquisition:
    Assets acquired                                                        -       1,458,966
    Goodwill and other intangible assets                                   -      13,942,532
    Liabilities assumed                                                    -      (1,108,422)
    Common stock issued                                                    -     (14,293,076)
                                                                ------------    ------------
    Net cash paid for acquisition                               $          -    $          -
                                                                ============    ============

  See accompanying footnotes to the unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


 NOTE A - SUMMARY OF ACCOUNTING POLICIES
 ---------------------------------------

 General
 -------

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

 Basis of Presentation
 ---------------------

 New Generation Holdings, Inc. ("Company") was incorporated in the State of Delaware on April 15, 1999. The Company has two ongoing business focuses: (a) the expansion and operation of Minerva Softcare N.V. ("Minerva"), and the acquisition of further established software and consulting businesses, and (b) the continued commercialization of our patented plastic technology.

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

 The unaudited condensed consolidated financial statements include the companies which are effectively controlled directly by New Generation Holdings Inc., where control is defined as the power to govern the financial and operating policies. This control is generally evidenced when New Generation Holdings, Inc. directly or indirectly owns more than 50% of the voting rights of the company's share capital. Significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified for comparative purposes.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


 NOTE B - CAPITAL STOCK
 ----------------------

 The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2002 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at June 30, 2002.

 In April 2002, the Company issued 11,922 shares of common stock for $11,922 of services rendered. The shares issued for services were based upon the value of the services rendered or the market price of the Company's common stock during the period the services were rendered.


 NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142
 -------------------------------------------------------------------------

 In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises".

 SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets". The Company adopted the provisions of this standard for its second quarter of fiscal 2002.

 Upon adoption of FAS 142 in the second quarter of 2002, the Company recorded a one-time, non- cash charge of approximately $14.6 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

 The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the quarter and first six months ended April 30, 2001 and 2002 (in thousands, except per share amounts):

                                              Quarter Ended                Six Months Ended
                                                 June 30,                      June 30,

                                           2002           2001            2002           2001
                                       ------------   ------------    ------------   ------------
Net (loss)                             $(15,452,245)  $ (2,175,437)   $(16,805,921)  $ (3,273,778)

Adjustments:

Amortization of Goodwill                                 1,055,471                      1,409,173

Impairment of Goodwill                   14,600,797                     14,600,797

Adjusted net (loss)                    $   (851,448)  $ (1,119,966)   $ (2,205,124)  $ (1,864,605)

 Shares used to compute basic and
  diluted net loss per common share      21,055,249     20,543,794      20,991,398     18,905,903

Adjusted basic and diluted
   net loss per common share           $      (0.04)  $      (0.05)   $      (0.11)  $      (0.10)
                                       ============   ============    ============   ============

Reported basic and diluted
   net loss per common share           $      (0.73)  $      (0.11)   $      (0.80)  $      (0.17)
                                       ============   ============    ============   ============

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

 NOTE D - ACQUISITION
 --------------------

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

 The total purchase price and carrying value of the seventy-five percent (75%) of the net assets acquired of Minerva Sotcare N.V. were as follows:

        Assets acquired                            $  1,458,966
        Goodwill and other intangibles               13,942,532
        Liabilities assumed                          (1,108,422)
                                                   ------------
        Total                                      $ 14,293,076
                                                   ============

 Through December 31, 2001, goodwill acquired was being amortized on a straight-line basis over 5 years. Under the provisions of FAS 142, it will now no longer be amortized but instead will be subject to impairment tests at least annually.

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


 NOTE E - SEGMENT INFORMATION
 ----------------------------

 During 2002 and 2001, the Company operated in three reportable segments. The Company's three reportable segments are managed separately based on fundamental differences in their operations as follows:

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

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

 INDUSTRY SEGMENTS
 -----------------

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
     Net Sales to External Customers
     Software Technology                               712,681       1,101,713       1,242,908       1,374,973
     Plastic Recycling and Blending                          -               -               -               -
     Corporate                                               -               -               -               -
                                                  ------------    ------------    ------------    ------------
     Total Sales to External Customers            $    712,681    $  1,101,713    $  1,242,908    $  1,374,973
                                                  ============    ============    ============    ============

     Segment Depreciation and Amortization
     Software Technology                                10,299          51,407          69,099          51,407
     Plastic Recycling and Blending                     25,861          25,860          51,720          51,720
     Corporate                                         (16,290)      1,060,531          20,621       1,430,178
                                                  ------------    ------------    ------------    ------------
     Total Depreciation and Amortization          $     19,870    $  1,137,798    $    141,440    $  1,533,305
                                                  ============    ============    ============    ============

     Segment General and Administrative Expense
     Software Technology                             1,100,289       1,148,838       2,236,565       1,443,506
     Plastic Recycling and Blending                     26,719               -          48,268           4,000
     Corporate                                         450,161         707,201       1,039,848       1,352,652
                                                  ------------    ------------    ------------    ------------
     Total General and Administrative Expense     $  1,577,169    $  1,856,039    $  3,324,681    $  2,800,158
                                                  ============    ============    ============    ============

     Purchase of Fixed Assets
     Software Technology                               110,237         153,960         164,750         146,333
     Plastic Recycling and Blending                          -               -               -               -
     Corporate                                               -               -               -           8,200
                                                  ------------    ------------    ------------    ------------
     Total Purchases of Fixed Assets              $    110,237    $    153,960    $    164,750    $    154,533
                                                  ============    ============    ============    ============

     Segment Operating Income (Loss)
     Software Technology                              (271,330)        (98,532)       (962,768)       (119,940)
     Plastic Recycling and Blending                    (52,578)        (25,860)        (99,987)        (55,720)
     Corporate                                        (560,450)     (1,767,732)     (1,160,458)     (2,797,066)
                                                  ------------    ------------    ------------    ------------
     Total Segment Operating Income (Loss)        $   (884,358)   $ (1,892,124)   $ (2,223,213)   $ (2,972,726)
                                                  ============    ============    ============    ============

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)


 INDUSTRY SEGMENTS (Continued)
 -----------------------------

 Segment Assets                                      June 30,      December 31,
                                                   ------------    ------------
                                                       2002            2001
                                                       ----            ----

 Software Technology                                  3,065,422      17,929,853
 Plastic Recycling and Blending                         187,968         239,688
 Corporate                                              108,635         215,229
                                                   ------------    ------------
 Total Segment Assets                              $  3,362,025    $ 18,384,770
                                                   ============    ============



 GEOGRAPHIC SEGMENTS
 -------------------

                                        For the Three Months Ended     For the Six Months Ended
                                                 June 30,                      June 30,
                                        --------------------------    --------------------------
                                            2002          2001            2002          2001
                                        ------------  ------------    ------------  ------------
     Net Sales to External Customers
     United States                                 -             -               -             -
     France                                  220,027       161,661         432,017       161,661
     Benelux                                 492,654       940,052         810,891     1,213,282
     Other Europe                                  -             -               -             -
                                        ------------  ------------    ------------  ------------
     Total Sales to External Customers  $    712,681  $  1,101,713    $  1,242,908  $  1,374,943
                                        ============  ============    ============  ============

                                                                        June 30,    December 31,
                                                                          2002          2001
     Segment Assets                                                   ------------  ------------
     United States                                                         (60,130)      356,515
     France                                                                717,811       960,783
     Benelux                                                             2,610,335    16,940,195
     Other Europe                                                           94,009       127,277
                                                                      ------------  ------------
     Total Segment Assets                                             $  3,362,025  $ 18,384,770
                                                                      ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2002 AND 2001

 The following discussion should be read in conjunction with the Company's unaudited condensed consolidated financial statements and notes thereto, included elsewhere within this report.


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


 OVERVIEW

 The Company has transitioned from a development stage enterprise to that of an operating company. We began generating revenue in the first quarter of 2001 following our acquisition of Minerva Softcare N.V. and are directing much of our efforts to the development and expansion of Minerva's operations. Our businesses are carried out in two of our subsidiaries formed for those purposes. We are presently a holding company with no operations aside from the ownership of the subsidiary corporations' stock. From its inception, the Company has experienced continuing operating losses and deficits in cashflow from operations. The Company is seeking financing in the form of equity and debt. There are no assurances the Company will be successful in raising the funds required, and it is the Company's current view that, should financing not be obtained by December 31, 2002, and/or Minerva is unable to substantially increase its revenues during this period, and/or the Company is not successful in selling Minerva as a going concern, that it is likely that the Company will not be able to continue in business beyond December 31, 2002.


 THREE MONTHS ENDED JUNE 30, 2002


 Revenues
 --------

 As a result of the global reduction in expenditures on information technology products, the Company has experienced reduced demand for its Minerva Softcare products and services. This caused revenues to decrease to $712,681 during the second quarter of 2002 as compared to $1,101,713 during the same period in 2001. The Company's Minerva softcare segment, 25% of which was acquired in December, 2000, and the remaining 75% of which was acquired in February, 2001, generated $712,681 in revenues from licensing the Company's software products and related service activities during the three months ended June 30, 2002.


 Costs and Expenses
 ------------------

 General and administration expenses decreased from $1,856,039 during the quarter ended June 30, 2001 to $1,577,169 during the second quarter of 2002. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, professional fees, and consulting fees) during the three months ended June 30, 2002, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred amortization expense of $19,870 during the three months ended June 30, 2002 as compared to $1,137,798 for the same period in 2001. In addition, during the three months ended June 30,2002, the Company impaired the balance of goodwill recorded for its holding in Minerva Softcare N.V., resulting in a non-cash charge of $14,600,697.

SIX MONTHS ENDED JUNE 30, 2002


 Revenue
 -------

 As a result of the global reduction in expenditures on information technology products, the Company has experienced reduced demand for its Minerva Softcare products and services. This caused revenues to decrease to $1,242,908 during the six months ended June 30, 2002 as compared to $1,374,973 during the same period in 2001. The Company's Minerva softcare segment, 25% of which was acquired in December, 2000, and the remaining 75% of which was acquired in February, 2001, generated $1,242,908 in revenues from licensing the Company's software products and related service activities during the six months ended June 30, 2002.


 Costs and Expenses
 ------------------

 General and administration expenses increased from $2,800,158 during the six months ended June 30, 2001 to $3,324,681 during the six months ended June 30, 2002. In addition to incurring costs associated with implementing the Company's business plan (e.g., travel, professional fees, and consulting fees) during the six months ended June 30, 2002, the Company issued common stock to consultants in lieu of compensation. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred amortization expense of $141,440 during the six months ended June 30, 2002 as compared to $1,533,305 for the same period in 2001. In addition, during the six months ended June 30,2002, the Company impaired the balance of goodwill recorded for its holding in Minerva Softcare N.V., resulting in a non-cash charge of $14,600,697.


 LIQUIDITY AND CAPITAL RESOURCES

 As of June 30, 2002, the Company had a deficit in working capital of $3,813,420 compared to a deficit of $1,577,629 at December 31, 2001, a decrease in working capital of $2,235,791. The decrease in working capital was substantially due to the company's operating losses, increases in accounts payable and accrued expenses, and decreases in accounts receivable and prepayments.

 As a result of the Company's operating loss of $2,223,213 during the six months ended June 30, 2002, the Company generated a cash flow deficit of $230,906 from operating activities, adjusted principally for depreciation and amortization of $141,440, equity based compensation of $198,095, and an increase in payables and accruals of $1,588,933. The company met its cash requirements during the six months ended June 30, 2002 partly through receipt of a shareholder's loan of $200,000.

 While the Company has raised capital to meet its working capital requirements in the past, additional financing is required, in order to meet current and projected cash flow deficits from operations. The Company is seeking financing in the form of equity and debt. There are no assurances the Company will be successful in raising the funds required, and it is the Company's current view that, should financing not be obtained by December 31, 2002, and/or Minerva is unable to substantially increase its revenues during this period, and/or the Company is not successful in selling Minerva as a going concern, that it is likely that the Company will not be able to continue in business beyond December 31, 2002.

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


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company has no long-term debt as of June 30, 2002. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

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


 Item 2.  Changes in Securities and Use of Proceeds

          (a)      None
          (b)      None
          (c)      Sale of Securities

 During the quarter ended June 30, 2002, the company made the following stock issuances in consideration for services:

 a. Westerman Ball Ederer Miller and Sharpstein LLP: 11,922 shares on April 12, 2002 in consideration of legal services provided between February and March 2002. This issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.


 Item 3.  Defaults Upon Senior Securities
          None


 Item 4.  Submission of Matters to a Vote of Security holders.
          None


 Item 5.  Other Information
          None


 Item 6.  Exhibits and Reports on Form 8-K

          *99.A     -- Certification  of Chief Executive  Officer pursuant to 18
                       U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

          *99.B     -- Certification  of Chief Financial  Officer pursuant to 18
                       U.S.C. sec. 1350 as adopted pursuant to sec. 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           New Generation Holdings, Inc.
                                           (Registrant)

Date: August 19, 2002                      By: /s/ Jacques Mot
                                               -----------------------
                                               Jacques Mot
                                               Chief Executive Officer

                                           By: /s/ Jeffrey McArthur
                                               -----------------------
                                               Jeffrey McArthur
                                               Chief Financial Officer