Form 10QSB
period 2002-09-30
NEW GENERATION HOLDINGS INC
filed 2002-11-26
CIK 1024605

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                        Commission file number 000-24623

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

                           245 Park Avenue, 39th Floor
                            New York, New York 10022
              ----------------------------------------------------
                    (Address of principal executive offices)

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

As of November 22, 2002 the Issuer had outstanding 21,056,690 shares of its Common Stock, $0.001 par value.

                           New Generation Holdings Inc

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2002

                                Table of Contents

                                                                                PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:                                   3
         September 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Losses and Comprehensive Losses:    4
         Three and Six Month Periods Ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Cash Flows:                         5
         Six Months Ended September 30, 2002 and 2001

         Notes to Condensed Consolidated Financial Statements:                    6
         September 30, 2002

Item 2.  Management's Discussion and Analysis                                    12


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                              14

         Item 2.  Changes in Securities                                          14

         Item 3.  Defaults Upon Senior Securities                                14

         Item 4.  Submission of Matters to a Vote of Security Holders            14

         Item 5.  Other Information                                              14

         Item 6.  Exhibits and Reports on Form 8-K                               14

                                  NEW GENERATION HOLDINGS, INC.
                               CONDENSED CONSOLIDATED BALANCE SHEET


                                                                    September 30,    December 31,
                                                                        2002             2001
                                                                    ------------     ------------
                                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    481,075     $    788,099
   Accounts receivable, net                                            1,285,650        1,002,957
   Prepaid expenses and other current assets                             824,593        1,464,357
                                                                    ------------     ------------
     Total Current Assets                                              2,591,318        3,255,413

Property, plant and equipment, net                                       423,139          277,755
Intangibles, net of accumulated amortization                             159,510       14,837,887
Other non-current assets                                                  15,209           13,715
                                                                    ------------     ------------
                                                                         597,858       15,129,357
                                                                    ------------     ------------
     Total Assets                                                   $  3,189,176     $ 18,384,770
                                                                    ============     ============

                       LIABILITES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $  6,762,918     $  4,393,864
   Short-term debt                                                             -          439,178
                                                                    ------------     ------------
     Total current liabilities                                         6,762,918        4,833,042

                                                                    ------------     ------------
Total liabilities                                                      6,762,918        4,833,042

Minority Interest                                                         36,854           39,419

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
 none issued at September 30, 2002 and December 31, 2001                       -                -
Common stock, $0.001 par value; 50,000,000 shares authorized,
 21,056,690 and 20,887,110 issued and outstanding at
 September 30, 2002 and December 31, 2001, respectively                   21,059           20,887
   Additional paid in capital                                         29,636,051       29,438,128
   Accumulated deficit                                               (33,158,438)     (15,925,051)
   Accumulated other comprehensive income                               (109,268)         (21,655)
                                                                    ------------     ------------
     Total stockholders' equity                                       (3,610,596)      13,512,309
                                                                    ------------     ------------

     Total liabilities and stockholders' equity                     $  3,189,176     $ 18,384,770
                                                                    ============     ============


     See accompanying footnotes to the unaudited condensed consolidated financial statements



                                   NEW GENERATION HOLDINGS, INC
               CONDENSED CONSOLIDATED STATEMENT OF LOSSES AND COMPREHENSIVE LOSSES
                                           (UNAUDITED)

                                       For the Three Months Ended       For the Nine Months Ended
                                              September 30,                   September 30,
                                          2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------
Revenues:
  Consulting                          $    184,337    $    293,400    $    622,073    $    843,335
  License revenue                           75,672          64,246         121,267         489,268
  Service revenue                          121,423         277,902         875,222         677,918
  Other revenue                            439,451               -         445,229               -
                                      ------------    ------------    ------------    ------------
                                           820,883         635,548       2,063,791       2,010,521
Operating expenses
  General and administrative               998,235       2,038,876       4,322,916       4,839,034
  Product development                            -           5,954               -          20,190
  Depreciation & amortization              237,312         997,927         378,752       2,531,232
                                      ------------    ------------    ------------    ------------
                                         1,235,547       3,042,757       4,701,668       7,390,456

Net loss from operations                  (414,664)     (2,407,209)     (2,637,877)     (5,379,935)

Other income/expense:
  Equity in losses in affiliates                 -           5,533               -         (10,158)
  Interest income/(expense), net                 -               -               -           5,226
  Financial income/(expense), net          (13,619)              -         (21,613)              -
  Other income                                 908          97,918             908         154,437
  Currency exchange difference                   -          82,187               -         (65,211)
  Minority interest in loss
   for the period                            1,466               -           2,565               -
                                      ------------    ------------    ------------    ------------
                                           (11,245)        185,638         (18,140)         84,294

Net loss before income taxes              (425,909)     (2,221,571)     (2,656,017)     (5,295,641)

Income tax benefit (provision)              (1,556)        194,236          23,428          (5,472)
                                      ------------    ------------    ------------    ------------
Net Loss                                  (427,465)     (2,027,335)     (2,632,589)     (5,301,113)
                                      ------------    ------------    ------------    ------------
Cumulative effect of accounting
  change                                         -               -     (14,600,797)              -
                                      ============    ============    ============    ============

Net loss applicable to common
  shares                              $   (427,465)   $ (2,027,335)   $(17,233,386)   $ (5,301,113)

Basic and diluted net loss per
  common share                        $      (0.02)   $      (0.10)   $      (0.82)   $      (0.27)
                                      ============    ============    ============    ============

Shares used to compute basic and
  diluted net loss per common share     21,056,690      20,678,095      21,056,690      19,565,103

Comprehensive loss:
Net loss                              $(15,452,245)   $ (2,027,335)   $(17,233,386)   $ (5,301,113)
Foreign currency translation
  gain (loss)                                    -               -               -         (59,527)
                                      ------------    ------------    ------------    ------------

Comprehensive loss                    $   (427,465)   $ (2,027,335)   $(17,233,386)   $ (5,360,640)
                                      ============    ============    ============    ============


     See accompanying footnotes to the unaudited condensed consolidated financial statements

                                NEW GENERATION HOLDINGS, INC
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (UNAUDITED)

                                                                 For the Nine Months ended
                                                                       September 30,
                                                                    2002            2001
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                      (17,233,386)     (5,301,113)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Cumulative effect of accounting change                      14,600,797               -
      Depreciation & amortization                                    378,752       2,531,232
      Equity based compensation expense                              198,095         394,222
      Equity in net losses of affiliates                                   -          10,158
      Minority interest in loss for the period                        (2,565)              -
      Changes in operating assets and liabilities:
      Current assets, net                                            357,071      (2,136,340)
      Accounts payable and accrued expenses                        1,729,877       3,341,891
                                                                ------------    ------------
   Net cash used in operating activities                              28,641      (1,159,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of fixed assets                                      (446,556)       (212,089)
   Cash acquired in connection with acquisition                            -       1,473,778
                                                                ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                 (446,556)      1,261,689

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash received from shareholder/affiliates, net                    200,000               -
   Issuance of common stock                                                -         545,000
                                                                ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            200,000         545,000

Effects of exchange rates                                            (89,108)              -
Net (decrease)/increase in cash and cash equivalents                (307,023)        646,739
Cash and cash equivalents, January 1                                 788,098         855,404
                                                                ------------    ------------
CASH AND CASH EQUIVALENTS, September 30                         $    481,075    $  1,502,143
                                                                ============    ============

Supplemental information:
Interest paid                                                         33,398               -
Taxes paid                                                                 -               -
Common stock issued in exchange for services                         198,095         394,222
Common stock issued in exchange for acquisitions                           -      14,293,076
Acquisition:
   Assets acquired                                                         -       1,458,966
   Goodwill and other intangible assets                                    -      13,942,532
   Liabilities assumed                                                     -      (1,108,422)
   Common stock issued                                                     -     (14,293,076)
                                                                ------------    ------------
   Net cash paid for acquisition                                $          -    $          -
                                                                ============    ============

  See accompanying footnotes to the unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

 In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

 In two separate transactions consummated on December 29, 2000 (for 25%) and February 28, 2001 (for 75%), respectively, the Company acquired all of the outstanding shares of Minerva. Minerva is a Belgian company engaged in the business of software development and providing software solutions. Minerva's products have enabled it to evolve from pure product development and selling to solution provision and technical consulting. Minerva specializes in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions.

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

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

 NOTE B - CAPITAL STOCK
 ----------------------

 The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2002 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at September 30, 2002.

 NOTE C - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142
 -------------------------------------------------------------------------

 In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling-of-interests method of accounting. This statement is effective for all business combinations initiated after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" as well as Financial Accounting Standards Board Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

 SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment for fiscal years beginning after October 31, 2001. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The Company adopted the provisions of this standard for its second quarter of fiscal 2002.

 Upon adoption of FAS 142 in the second quarter of 2002, the Company recorded a one-time, non-cash charge of approximately $14.6 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

 The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the quarter and first six months ended June 30, 2001 and 2002 (in thousands, except per share amounts):

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
                                       ============   ============    ============   ============

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


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

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

 INDUSTRY SEGMENTS
 -----------------

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                      2002            2001            2002            2001
                                                  ------------    ------------    ------------    ------------
     Net Sales to External Customers
     Software Technology                               820,883         635,548       2,063,791       2,010,521
     Plastic Recycling and Blending                          -               -               -               -
     Corporate                                               -               -               -               -
                                                  ------------    ------------    ------------     -----------
     Total Sales to External Customers            $    820,883    $    635,548    $  2,063,791    $  2,010,521
                                                  ============    ============    ============     ===========

     Segment Depreciation and Amortization
     Software Technology                               199,843          50,917         268,942         102,324
     Plastic Recycling and Blending                     25,860               -          77,580          51,720
     Corporate                                          11,609         947,010          32,230       2,377,188
                                                  ------------    ------------    ------------    ------------
     Total Depreciation and Amortization          $    237,312    $    997,927    $    378,752    $  2,531,232
                                                  ============    ============    ============    ============

     Segment General and Administrative Expense
     Software Technology                               846,188       1,707,390       3,082,753       3,150,896
     Plastic Recycling and Blending                          -          10,326          48,268               -
     Corporate                                         152,047         321,250       1,191,895       1,688,138
                                                  ------------    ------------    ------------    ------------
     Total General and Administrative Expense     $    998,235    $  2,038,876    $  4,322,916    $  4,839,034
                                                  ============    ============    ============    ============

     Purchase of Fixed Assets
     Software Technology                               281,806          54,000         446,556         208,533
     Plastic Recycling and Blending                          -               -               -               -
     Corporate                                               -           3,556               -           3,556
                                                  ------------    ------------    ------------    ------------
     Total Purchases of Fixed Assets              $    281,806    $     57,556    $    446,556    $    212,089
                                                  ============    ============    ============    ============

     Segment Operating Income (Loss)
     Software Technology                              (385,134)     (1,122,759)     (1,287,903)     (1,242,699)
     Plastic Recycling and Blending                    (25,861)        (16,190)       (125,848)        (71,910)
     Corporate                                          (3,669)     (1,268,260)     (1,224,126)     (4,065,326)
                                                  ------------    ------------    ------------    ------------
     Total Segment Operating Income (Loss)        $   (414,664)   $ (2,407,209)   $ (2,637,877)   $ (5,379,935)
                                                  ============    ============    ============    ============

                          NEW GENERATION HOLDINGS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


 INDUSTRY SEGMENTS (Continued)
 -----------------------------

 Segment Assets                                 September 30,     December 31,
                                                -------------    -------------
                                                    2002             2001
                                                -------------    -------------

 Software Technology                                2,970,727       17,929,853
 Plastic Recycling and Blending                       162,108          239,688
 Corporate                                             56,341          215,229
                                                -------------    -------------
 Total Segment Assets                           $   3,189,176    $  18,384,770
                                                =============    =============



 GEOGRAPHIC SEGMENTS
 -------------------

                                        For the Three Months Ended     For the Nine Months Ended
                                               September 30,                 September 30,
                                        --------------------------    --------------------------
                                            2002          2001            2002          2001
                                        ------------  ------------    ------------  ------------
     Net Sales to External Customers
     United States                                 -             -               -             -
     France                                   94,429       120,368         526,446       282,029
     Benelux                                 726,454       515,180       1,537,345     1,728,492
     Other Europe                                  -             -               -             -
                                        ------------  ------------    ------------  ------------
     Total Sales to External Customers  $    820,883  $    635,548    $  2,063,791  $  2,010,521
                                        ============  ============    ============  ============

                                                                      September 30, December 31,
                                                                          2002          2001
     Segment Assets                                                   ------------  ------------
     United States                                                         (85,993)      356,515
     France                                                                639,522       960,783
     Benelux                                                             2,556,045    16,940,195
     Other Europe                                                           79,602       127,277
                                                                      ------------  ------------
     Total Segment Assets                                             $  3,189,176  $ 18,384,770
                                                                      ============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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


 Overview
 --------

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


 THREE MONTHS ENDED SEPTEMBER 30, 2002


 Revenues
 --------

 The Company's revenues increased to $820,884 during the third quarter of 2002 as compared to $635,548 during the same period in 2001. The Company's Minerva SoftCare segment, 25% of which was acquired in December, 2000, and the remaining 75% of which was acquired in February, 2001, generated $820,884 in revenues from licensing the Company's software products and related service activities during the three months ended September 30, 2002.


 Costs and Expenses
 ------------------

 General and administration expenses decreased from $2,038,876 during the quarter ended September 30, 2001 to $998,235 during the third quarter of 2002. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred depreciation and amortization expense of $237,312 during the three months ended September 30, 2002 as compared to $997,927 for the same period in 2001.

 NINE MONTHS ENDED SEPTEMBER 30, 2002


 Revenue
 -------

 The Company's revenues increased to $2,063,792 during the nine months ended September 30, 2002 as compared to $2,010,521 during the same period in 2001. The Company's Minerva software segment generated $2,063,792 in revenues from licensing the Company's software products and related service activities during the nine months ended September 30, 2002.


 Costs and Expenses
 ------------------

 General and administration expenses decreased from $4,839,034 during the nine months ended September 30, 2001 to $4,322,916 during the nine months ended September 30, 2002. The Company also incurred the costs associated with the operation of its subsidiary Minerva Softcare N.V. The Company incurred depreciation and amortization expense of $378,752 during the nine months ended September 30, 2002 as compared to $2,531,232 for the same period in 2001. In addition, during the nine months ended September 30,2002, the Company impaired the balance of goodwill recorded for its holding in Minerva Softcare N.V., resulting in a non-cash charge of $14,600,697.


 LIQUIDITY AND CAPITAL RESOURCES
 -------------------------------

 As of September 30, 2002,the Company had a deficit in working capital of $4,171,600 compared to a deficit of $1,577,629 at December 31, 2001, a decrease in working capital of $2,593,971. The decrease in working capital was substantially due to the company's operating losses, increases in accounts payable and accrued expenses, and decreases in cash and prepayments.

 As a result of the Company's operating loss of $17,233,386 during the nine months ended September 30, 2002, the Company generated a cash flow deficit of $307,023, adjusted principally for depreciation and amortization of $378,752, and the impairment of goodwill of $14,600,797. The company met its cash requirements during the nine months ended September 30, 2002 partly through the receipt of a shareholder's loan of $200,000.

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


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 The Company has no long-term debt as of September 30, 2002. The Company invests in money market funds and, under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

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

          (a)      None
          (b)      None
          (c)      None
          (d)


 Item 3.  Defaults Upon Senior Securities
          None


 Item 4.  Submission of Matters to a Vote of Security holders.
          None


 Item 5.  Other Information
          None


 Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibit 99 - Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)      None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           New Generation Holdings, Inc.
                                           (Registrant)

Date: November 26, 2002                    By: /s/ Jacques Mot
                                               -----------------------
                                               Jacques Mot
                                               Chief Executive Officer

                                           By: /s/ Jacques Mot
                                               -----------------------
                                               Jacques Mot
                                               Chief Financial Officer