Form 10KSB
period 2002-12-31
NEW GENERATION HOLDINGS INC
filed 2005-02-15
CIK 1024605

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

                      For the year ended December 31, 2002

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

 c/o Westerman Ball Ederer Miller & Sharfstein, LLP 170 Old Country Rd. 4th Fl.,
                                Mineola, NY 11501
         --------------------------------------------------------------
               Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (516) 622-9200

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


The issuer's consolidated revenues from continuing operations for the year ended December 31, 2002 were $0.

As of December 31, 2002 the issuer had 21,056,690 shares of Common Stock, par value $.001 per share, outstanding. The aggregate value of the common stock of the Company held by non-affiliates as of December 31, 2002 was $495,058.08. As of December 31, 2004 the issuer had 27,027,510 shares of Common Stock, par value $.001 per share, outstanding. The aggregate value of the common stock of the Company held by non-affiliates as of December 31, 2004 was $3,119,036.24.


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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS


         New Generation Holdings, Inc. ("We," "Us," "NGH" or the "Company") is a Delaware corporation founded in 1999. Our shares publicly traded on the Nasdaq OTC:BB under the symbol "NGPX" until May 23, 2003 at which time our shares were delisted from the OTC:BB as a result of our failure to timely file this Form 10-KSB for the year ended December 31, 2002. Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Our independent auditors recently completed audits for the years ended December 31, 2002 and December 31, 2003. We anticipate filing any remaining delinquent filings and timely filing our annual report for the year ended December 31, 2004. We then intend to file with the SEC proxy materials for the purposes of among other things electing directors and selecting the Company's independent auditors.

      We had hoped to build shareholder value through the operation of two (2) separate and distinct business focuses: (a) the expansion and operation of a mainframe computer software development business through our wholly owned subsidiary New Generation Partners, Inc. and (b) the continued commercialization of our patented plastic processing technology through our wholly-owned subsidiary, New Generation Plastic, Inc. During the period December 2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A ( the "Minerva Group"). The Minerva Group was an integrated technology infrastructure solutions provider, which specialized in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands. Due to a lack of liquidity caused by declining sales and an overall downturn in worldwide demand for software, Minerva could no longer profitably sell its software. Minerva entered into a master license agreement with Ikan Finanz AG as of December 31, 2002 pursuant to which it licensed substantially all of its proprietary software in exchange for certain royalty payments upon sales made by Ikan or any sublicensee. Ikan also agreed to employ most of Minerva's then existing employees. Ikan failed to make any sales of Minerva software in the first quarter of 2003 and we were forced to cease Minerva's operations toward the end of the first quarter of 2003 culminating with a liquidation of Minerva Softcare N.V. under the bankruptcy laws of the Country of Belgium in April of 2003. At approximately the same time, the Company suspended all of its business operations due to a lack of liquidity and accordingly failed to timely file this Form 10-KSB and all subsequent quarterly and annual reports. As discussed above, the Company anticipates filing any remaining delinquent filings and timely filing its annual report for the year ended December 31, 2004. The Company's business operations remain dormant; however, in the second quarter of 2004 the Company was able to raise limited funds for the purposes of filing all of its delinquent public filings and attempting to commercialize its plastic technology through one or more joint ventures or by raising additional capital.

NEW GENERATION PLASTIC BUSINESS

         New Generation Plastic, Inc. ("NGP"), a Delaware Corporation, our wholly owned subsidiary, is the owner of a patented plastic blending technology that enables the production of homogeneous, commercially usable polymers from a varied stream of otherwise incompatible waste plastic or virgin plastic feedstock (the "NGP Process"). We believe that the NGP Process technology is unique in its ability to combine mixed plastic, including blending different polymers that are normally incompatible, into homogenous compounds (the "NGP Compounds") by means of a purely mechanical process. These NGP Compounds are created without the use of costly additives, known as compatibilizers, which are typically used to link non-compatible resins.

          We have prepared a model business plan for a plant that will process Computer Scrap (CS) using the NGP Process for potential investors and/or joint venture partners to assess the feasibility of the Computer Scrap application.

         We hope to contract with a third party that has sufficient resources to commercially exploit our existing technology or to raise sufficient capital to enable us to exploit our technology, but have not had more than preliminary discussions with any potential venture partners.

PATENTS


      The NGP Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307.



RESEARCH AND DEVELOPMENT

         Prior to 2002, NGP had been engaged in internal and external research and development efforts aimed at bringing our technology to a commercially viable stage. In 2002, due to our lack of liquidity, all research and development was terminated.


NUMBER OF EMPLOYEES

         As of December 31, 2002 we had no employees in the plastic business and 11 employees in our computer business. Currently the Company has no employees but engages Jacques Mot as a consultant.

DISCONTINUED BUSINESS

         As of December 31, 2002, we had significantly curtailed our operations in our computer business due to continuing losses and a lack of liquidity and our plastic business continued to be dormant. In the first quarter of 2003 our computer operations ceased with the involuntary liquidation of Minerva Softcare under the bankruptcy laws of Belgium.

DEPENDENCE ON KEY CUSTOMERS; MAJOR SUPPLIERS


         The Company is dormant and is therefore not dependent on any customer or supplier.



COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         The Company currently has no costs associated with compliance with environmental regulations as its operations are dormant. However, there can be no assurances that we will not incur such costs in the future to the extent we exploits our plastic technology.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

         As of December 31, 2002, Minerva had leases for office space in Elewjit and Hasselt, Belgium. The aggregate monthly rentals were approximately $5,300 and $1,000, respectively. Minerva's leases were terminated as part of its liquidation that commenced in April 2003.

ITEM 3. LEGAL PROCEEDINGS.

         As of December 31, 2002, the Company was a party to or was aware of the pending legal proceedings or claims set forth below:


         (a) In April of 2003, Minerva's business was liquidated under the bankruptcy laws of Belgium and all of its assets were liquidated by a court appointed liquidator.


         (b) Mr. Eduard van Raay of Net-Invest, a former consultant to the Company asserted a claim against the company for payment of fees and expenses in the approximate amount of $77,000. The Company believes Mr. van Raay has obtained a default judgment in the amount set forth above (plus interest); however, the Company believes it has meritorious defenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Our independent auditors recently completed audits for the years ended December 31, 2002 and December 31, 2003. The Company anticipates filing any remaining delinquent filings and timely filing its annual report for the year ended December 31, 2004. Commencing on May 23, 2003 our shares were delisted from the OTC Bulletin Board based upon our failure to timely file our annual report on Form 10-KSB for the year ended December 31, 2002 and prices for our common stock are now quoted on the "pink sheets." The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on the OTC Bulletin Board, for the period from January 1, 2001 through December 31, 2002. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

           -------------------------------------- ---------- ------------
                                                    High          Low
           -------------------------------------- ---------- ------------
           4th Quarter 2002, ended 12/31/02         $0.30        $0.04
           -------------------------------------- ---------- ------------
           3rd Quarter 2002, ended 9/30/02          $0.60        $0.08
           -------------------------------------- ---------- ------------
           2nd Quarter 2002, ended 6/30/02          $1.45        $0.49
           -------------------------------------- ---------- ------------
           1st Quarter 2002, ended 3/31/02          $2.90        $1.01
           -------------------------------------- ---------- ------------
           4th Quarter 2001, ended 12/31/01         $4.10        $2.75
           -------------------------------------- ---------- ------------
           3rd Quarter 2001, ended 9/30/01          $4.10        $3.00
           -------------------------------------- ---------- ------------
           2nd Quarter 2001, ended 6/30/01          $3.80        $2.88
           -------------------------------------- ---------- ------------
           1st Quarter 2001, ended 3/31/01          $3.19        $2.81
           -------------------------------------- ---------- ------------

           DIVIDEND POLICY

         No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our businesses.

HOLDERS

         There were 127 stockholders of record of the Company's common stock as of December 31, 2002 and 158 stockholders of record as of December 31, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

         Except as set forth below or in our Annual Reports on Form 10-KSB for 2000 or in Quarterly Reports on Form 10-QSB for 2001 and 2002, there have been no recent sales of unregistered securities as of December 31, 2002.

Issuances in consideration for services:
----------------------------------------

a. Rubenstein Investor Relations, Inc.: 22,222 shares of common stock on March 19, 2002, in consideration of investor relations services per our agreement.

b. The Research Works: 45,000 restricted shares in March 2002 in consideration of financial advisory and research coverage per our agreement

c. Westerman Ball Ederer Miller and Sharfstein LLP: 90,436 shares in February 2002 in consideration of legal services provided between March 2001 and January 2002 and an additional 11,922 shares in April 2002 in consideration of legal services provided in February - April 2002.

Issuances in Private Placements:
--------------------------------

a. Perugino Holdings SA purchased an aggregate of 181,667 shares on August 13, 2001 and September 26 2001, respectively, and an aggregate of 141,111 warrants to purchase common stock at various exercise prices from $3.00 in exchange for an aggregate of $495,500.


Issuances of Stock Options under the 2000 Stock Compensation Plan (except as otherwise set forth below, all options were issued on March 1, 2002):
----------------------------------------------------------------------

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

m. Paul Hokfelt: 650,000 non-qualified options exercisable at $1.23 (on April 15, 2002).

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and in future filings by the company with the Securities and Exchange Commission, in the company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company's actual results and could cause the company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack or resources to maintain the company's good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

CRITICAL ACCOUNTING POLICIES

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

         o        Business Combinations

         o        Goodwill and intangible asset impairment

         o        Stock-based compensation.



BUSINESS COMBINATIONS

         The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which established accounting and reporting standards for business combinations and requires that all business combinations be accounted for by the purchase method. Under the purchase method of accounting, the cost, including transaction costs, is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

         The judgments made in determining the estimated fair values and expected useful lives assigned to each class of assets and liabilities acquired can significantly impact net income. For example, different classes of assets will have useful lives that differ. Consequently, to the extent a longer-lived asset is ascribed greater value under the purchase method than a shorter-lived asset, there may be less amortization recorded in a given period.

         Determining the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. We use a one-year period following the consummation of acquisitions to finalize estimates of the fair values of assets and liabilities acquired. Two areas, in particular, that require significant judgment are estimating the fair values and related useful lives of identifiable intangible assets. While there are a number of different methods used in estimating the value of acquired intangibles, there are two approaches primarily used: the discounted cash flow and market comparison approaches. Some of the more significant estimates and assumptions inherent in the two approaches include: projected future cash flows (including timing); discount rate reflecting the risk inherent in the future cash flows; perpetual growth rate; determination of appropriate market comparables; and the determination of whether a premium or a discount should be applied to comparables. Most of the foregoing assumptions are made based on available historical information.

GOODWILL AND INTANGIBLE ASSET IMPAIRMENT

We adopted Statement of Financial Accounting Standards No. 142-Goodwill and Other Intangible Assets (SFAS 142) during the quarter ended June 30, 2002. Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized, but are tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the asset below its carrying value amount. Events or circumstances which could trigger an impairment review include a significant adverse change in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, or significant negative industry or economic trends.

Our principal consideration in determining impairment includes the strategic benefit to the Company of the particular assets as measured by undiscounted current and future operating income of the specified group of assets and expected undiscounted cash flows. Should impairment be identified, a loss would be reported to the extent that the carrying value of the asset exceeds the fair value as determined by discounted future cash flows.

Upon adoption of FAS 142 in the second quarter of 2002, the Company recorded a one-time, non- cash charge of approximately $15 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to five years.


STOCK-BASED COMPENSATION

 In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

 The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.


MANAGEMENT'S PLAN OF OPERATION

         General.

          The post September 11, 2001 worldwide economic malaise has wrought severe consequences on the capital markets in general and likewise on NGH. The private equity market's focus has shifted from seed and second phase financings to financings for more established companies with revenue and profitability. The amount of risk capital available for investments in ventures like NGH has dropped to about 10% of the capital that was available in 1999 and 2000.

         Despite the state of the market, NGH attempted to make a private placement during May, June and July of 2002 through the investment-banking firm M.H. Meyerson (MHM) in New York. The purpose was to raise US $5,500,000, in order to refinance New Generation Partners Inc., and its subsidiary Minerva Softcare NV/SA (Minerva) as well as building the first NGP eWaste factory. MHM failed in its efforts and NGH decided to terminate them in the fall of 2002. Therefore NGH decided to focus on developing industrial and personal relationships with alternative finance strategies.

         Minerva. One of the main concerns for NGH was the Minerva activity, because it was suffering a great deal due to the collapse of the IT market. Several efforts were made to create a reseller relationship with IBM and other IT industry leaders. NGH hired a consulting group in Canada that consisted of previous top executives from IBM, and directed them to strengthen the relationship with IBM and other organizations. Unfortunately, after 4 months of negotiations, just when Minerva was about to receive an EMEA (Europe, Middle-East, Asia) reseller agreement from IBM, IBM acquired Rational Corporation, which was the main competitor to Minerva's product. The failure to attain a foothold with IBM combined with the fact that several other large software sales never closed, caused Minerva's management to find alternative solutions. In order to reduce its operating cost a maximum, Minerva sold the rights to develop, maintain and sell its products to another corporation, Ikan AG. The licensee hired 22 of the Minerva people and agreed to pay royalties on sales of the products. Sales never materialized and no royalties were paid, and Minerva management was obliged to file for bankruptcy according to the laws of Belgium.


         NGP and the NGP Process

         The company owns and develops patented and proprietary plastic blending (NGP(TM)) technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of computer scrap to the creation of new thermo plastic compound and, in conjunction with saw dust, to the creation of new versions of wood plastic.

         The company's mission is to commercialize the technology through applications in the virgin plastic markets (polymer alloys) and the plastic recycling sector (recycling of obsolete computer and other electronic equipment).

The Company has completed a rigorous R&D program and believes its patented proprietary process, the NGP(TM) technology is capable of producing homogeneous, commercially usable polymer end products from mixed virgin plastic and/or recycled waste plastic without chemical additives, or so-called compatibilizers which link non-compatible resins.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

CONTINUING OPERATIONS

         Operating losses from continuing operations decreased from $6,300,063 in 2001 to $1,487,120 in 2002. The decrease of $4,812,943 was a result of a reduction of $1,086,587 in general and administrative expenses from $2,426,428 in 2001 to $1,339,841 in 2002, which reflected managements' reduced activities resulting from the weakening of the Minerva Group operations. Depreciation and amortization expernses decreased from $3,428,620 in 2001 to $147,279 in 2002, a reduction of $3,281,341. This decrease was a result of the Company adopting SFAS 142 Goodwill and Other Intangible Assets in 2002.

         Upon adoption of FAS 142 in the second quarter of 2002, the Company recorded a one-time, non- cash charge of approximately $15,456,141 to reduce the carrying value of its goodwill recognized in connection with the Minerva Group acquisition in 2000 and 2001.

DISCONTINUED OPERATIONS

         On the 10th of December 2002, we decided to discontinue operations of the Minerva Group of companies, our principal operating wholly owned subsidiaries and classified their operating results as discontinued operations. On the 4th of March 2003, the Minerva Group of companies was forced into receivership in Brussels, Belgium. For the years ended December 31, 2003 and 2002, the Company's results from the discontinued operations were as follows:

                                      2002                         2001
                                      ----                         ----

         Revenues                 $ 2,094,198                  $ 2,461,100
         Net Loss                 $(1,766,381)                 $(1,197,251)

         From its acquisition, the Minerva Group was not profitable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, we had a deficiency in working capital of $1,556,745. For the year ended December 31, 2002, we generated a net cash flow deficit from operating activities of $988,099 consisting primarily of losses of $18,709,642, adjusted for non cash expenses of $15,456,141 representing a change in accounting for goodwill, depreciation and amortization expense of $147,279 and equity instruments issued in exchange for services of $198,095. Our cash requirements were met with existing cash on hand of $788,099 along with the proceeds of adavcnes from our President aggregating $200,000 in the form of a non-interest bearing unsecured demand promissory note.

         By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         We have relied mostly on advances from shareholders and sale of our common stock. There is no assurance the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

         There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for its services and products. There can be no assurance that additional private or public financing including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

         Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

         If we raise additional funds by issuing equity securities, existing stockholders may experience a dilution in their ownership. In addition, as a condition to giving additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders.

OUR FINANCIAL RESULTS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL

         Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside our control. Our anticipated expense levels are based, in part, on our estimates of future revenues but, may vary from what we expect. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

         We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

EMPLOYEES


         With the exception of our President, we have no full or part-time employees. In order to conserve our limited working capital, we currently utilize the services of three (3) consultants. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

BUSINESS CONCENTRATION

         During the years ended December 31, 2002, the Company recognized no revenues from continuing operations, and accordingly had no relationships with customers from continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We do not expect the adoption to have a material impact to our financial position or results of operations.

         In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company's results of operations or financial position.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

INFLATION

         In our opinion, inflation has not had a material effect on our financial condition or results of our operations.

TRENDS, RISKS AND UNCERTAINTIES

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer plastics recycling industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

DEPENDENCE UPON MANAGEMENT

         Our future performance and success are dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Jacques Mot, our president. If we lost the services of Mr. Mot before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our management.

LACK OF INDEPENDENT DIRECTORS

         We cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, which are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between our stockholders and us generally and the controlling officers, stockholders or directors.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

         Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our articles of incorporation provide, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.


MANAGEMENT OF POTENTIAL GROWTH

         Subject to receipt of financing, we anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand.

          There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

LIMITED MARKET DUE TO PENNY STOCK

         Our stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and
Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to our securities and us. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

         Furthermore, the "penny stock" designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

         This procedure requires the broker-dealer to (i) obtain from the investor information concerning his financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

THE TRADING PRICE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL.

         The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

Variations in anticipated or actual results of operations;

Announcements of new products or technological innovations by us or our competitors;

Changes in earnings estimates of operational results by analysts;

Results of product demonstrations.

Inability of market makers to combat short positions on the stock;

Inability of the market to absorb large blocks of stock sold into the market;

Comments about us or our markets posted on the Internet.

         Moreover, the stock market from time to time has experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging growth companies and which often have been unrelated to the operating performance of the companies. These broad market fluctuations may adversely affect the market price of our common stock. If our stockholders sell substantial amounts of their common stock in the public market, the price of our common stock could fall. These sales also might make it more difficult for us to sell equity or equity related securities in the future at a price we deem appropriate.

WE PAY NO DIVIDENDS

         We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earnings for funding growth however these plans may change depending upon capital raising requirements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We believe that we do not have any material exposure to interest or commodity risks. We are exposed to certain economic and political changes in international markets where we compete, such as inflation rates, recession, foreign ownership restrictions, and trade policies and other external factors over which we have no control.

         Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in foreign currencies. In the past the majority of our revenues were derived from the business operations of our wholly owned subsidiaries, the Minerva Group, whose operations were conducted in euros. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

         We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

         As discussed by our accountants in the audited financial statements included in Item 7 of our Annual Report on Form 10-KSB, our revenue is currently insufficient to cover its costs and expenses. The management anticipates raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

RECENT DEVELOPMENTS

Processing of plastic polymers

During the second quarter of 2004 we have been able to reactivate the NGP BT 30 machine, which have been in storage since mid 2002, due to lack of operating capital. Since than engineering staff has been retained in order to operate the machinery and develop further testing for clients within the plastic Industry. NGP is executing several research programs for various industry leaders and government agencies. NGP has also secured financing in order to built its first industrial size machine, with a capacity of 350KG per hour, or 2,400 Tons annually, NGP anticipates this machine to be ready in the end of the second quarter of 2005.


Corporate Restructure Recapitalization and reorganization  of Company

NGP has been able to raise funds through a private placement in Europe, which is ongoing. The use of proceeds are to update all filings towards the SEC, reactivate the NGP BT 30, retain plastic engineering professional as well as hiring executives on management level and to built the NGP 350KG first commercially viable machine and plant.

Minerva Group companies Bankruptcies

         As far as Minerva is concerned, significant efforts were made during 2002 in order to close a distribution agreement with IBM and others. Unfortunately this never occurred, as IBM acquired a major competitor to Minerva's product, Rational Corporation, and the existing pipeline at Minerva didn't come through due to the world-wide economic slowdown.

         In an attempt to salvage its investment in Minerva, the Company the Company entered into a Master License Agreement ("License Agreement") with Ikan Finanz AG ("Ikan"), a company formed under the laws of the country of Switzerland, in December 2002. Ikan also acquired most of Minerva' personnel.

         The license granted the Ikan the exclusive use of certain proprietary intellectual property owned and developed by Minerva, in exchange for the acquisition of certain assets (consisting primarily of office and computer equipment and peripherals), assumption of certain trade debts, and continued employment of certain Minerva personnel, in exchange for stipulated royalty payments based upon sales of the Minerva licensed product.

         Unfortunately Ikan did not sell any Minerva licensed products and produce any royalties in time and management of Minerva was forced by local statute to file for involuntary bankruptcy in April of 2003, according to the laws of Belgium.

         As a result of the bankruptcy, the License Agreement was voided.


OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are included herewith. The Company's audited Financial Statements as of and for the fiscal year ended December 31, 2002 and December 31, 2001.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 18, 2001, the Company dismissed its certifying accountant, KPMG Fides Peat ("KPMG"). KPMG's report on the financial statements for the year ended December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that KPMG's report for the year ended December 31, 2000 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to dismiss KPMG was approved by the Company's Audit Committee and Board of Directors. During the year ended December 31, 2000 and the subsequent interim period through May 18, 2001, the Company has not had any disagreements with KPMG on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. The Company engaged the accounting firm now known as Russell Bedford Stefanou Mirchandani LLP ("Stefanou") as its certifying accountant as of May 18, 2001 for the Company's fiscal year ending December 31, 2001. The Company had not consulted Stefanou previously.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: As of February 1, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

  None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

         The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2002:

         Name                Age     Position and Offices with the Company
--------------------------------------------------------------------------------

         Jacques Mot         [46]      Chairman of the Board of Directors

         Thomas Marshall     [45]      Executive Vice President, Secretary and
                                       General Counsel and Director

         Marcel Rokegem      [53]      Director

         Jacques Mot served as the Chairman of the Board, President and CEO from April of 1999 to January 24, 2000 and again from February 2002 until the present. Mr. Mot was also a Director of Argenta & Magnum Management Company Ltd.
- - Gibraltar, a company that was engaged in providing financial advisory services. From 1987 to 1992, Mr. Mot was the General Manager and Director of Iesa Investissements S.A., a portfolio management and investment company, where he handled portfolio and investment management on a confidential basis. Mr. Mot attended the University of Lausanne, Switzerland studying economics from 1976-1979.

         Thomas Marshall served as General Counsel, Executive Vice President and Secretary from August of 1999 through September 30, 2003 at which point he resigned as an officer and director.

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

         Mr. Rokegem has a degree in Applied Economic Sciences for Antwerpen Jesuit University, as well as a diploma from the International Securities Marketing Association. Mr. Rokegem is fluent in Dutch, French, English and German. Mr. Rokegem is the only independent director and as of the date of the filing of this report in February 2005 is the sole member of the audit committee and compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To the Company's knowledge each of Thomas Marshall, Jacques Mot, Marcel Rokegem, Icare BVBA and Rapide BVBA failed to timely file any necessary filings under Section 16(a) of the Securities Act during the period 2002 to 2004.

CODE OF ETHICS POLICY

        We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as we have not had the financial resources to do so and our businesses are dormant.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chairman and Chief Executive Officer, as well as officers of the Company who were paid at a rate in excess of $100,000 per annum for the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE


------------------ -------- ---------------------------------------- ----------------------------------------------- --------------
                                      Annual Compensation                        Long-Term Compensation
------------------ -------- ---------------------------------------- ----------------------------------------------- --------------
                                                                                 Awards               Payouts
------------------ -------- --------------- ---------- ------------- -------------------------------- -------------- --------------
                                                                                       Securities
                                                          Other        Restricted      Underlying
Name and                                                  Annual         Stock          Options/           LTIP          All Other
Principal                   Salary          Bonus      Compensation     Award(s)          SARs            Payouts      Compensation
Position           Year      ($)             ($)           ($)            (#)             (#)               ($)             ($)
------------------ -------- --------------- ---------- ------------- --------------- ---------------- -------------- --------------
Paul Hokfelt
CEO and
Former             2001     $169,045                                                                                      $15,416
President          2002     $14,000 *                                                   650,000
------------------ -------- --------------- ---------- ------------- --------------- ---------------- -------------- --------------
Tom Marshall       2002     $168,274 *                                                  1,090,000
------------------ -------- --------------- ---------- ------------- --------------- ---------------- -------------- --------------
Jeffrey
MacArthur          2002     $45,000 *                                                   400,000
------------------ -------- --------------- ---------- ------------- --------------- ---------------- -------------- --------------
Jacques
Mot                2001     $324,000
Chairman           2002     $388,060*                                                   1,100,000
------------------ -------- --------------- ---------- ------------- --------------- ---------------- -------------- --------------


* Salaries accrued, but not paid due to the Company's lack of liquidity.


Employment Agreements

         We entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000.00 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party.

Compensation of Directors

         Currently members of our Board of Directors do not receive any compensation for service on our Board. We expect that a compensation plan for Directors will be adopted in the future and Directors are eligible to receive options under our existing stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of December 31, 2002, regarding beneficial ownership of our common stock by


         - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;
         -   each of our directors;
         -   each of the named executive officers; and
         -   all of our current executive officers and directors as a group.

Name of                      Number of Shares
Beneficial Owner           Beneficially Owned(1)     Percent of Class (1)
- ----------------           ---------------------     --------------------

Icare BVBA(2)                    3,715,119                  17.65%
Rapide BVBA(3)                   3,715,119                  17.65%
Jacques Mot(4)                   1,200,000                   5.70%
Thomas R. Marshall(5)            1,090,000                   5.17%
Jeffrey McArthur(6)                200,000                   0.71%
Marcel Rokegem                      50,000                   0.24%
Paul Hokfelt(7)                    750,000                   3.60%

All executive officers and
directors as a group             2,640,000                  15.60%

-------------

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

(5) Includes 1,090,000 vested options to purchase common stock @ $1.18 per share. Mr. Marshall resigned as an officer and director as of September 30,2003.

(6) Includes 200,000 vested options to purchase common stock @ $1.18 per share. Mr. McArthur was granted a total of 400,000 options that vested one half on issuance and one half on September 1, 2002. Mr. McArthur resigned as our chief financial officer in September of 2002.

(7) Includes 650,000 vested options to purchase common stock at $1.23. Mr. Hokfelt effective February 4, 2002 resigned as President/CEO and Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         We entered into a one (1) year rental agreement with MBM Realty LLC for office space in New York in early 2002 and terminated the lease shortly thereafter due to our lack of liquidity. The agreement called for a monthly rent of $6,000, in addition to reimbursement of MBM for certain expenses, including a portion of cost incurred for the phone system, phones charges, utilities and cleaning services. MBM is controlled by Thomas Marshall who was one of our officers and directors at the time of the lease.

         The landlord for the Elewjit, Belgium office was Tequila NV an entity owned and controlled by Rene De Vleeschauwer and Robert Jordaens (the former owners of Minerva and more than 5% shareholders). Minerva vacated the premises in early 2003 as a result of its bankruptcy.

          In 2002, we received loans from Jacques Mot, our Chairman and chief executive officer in amounts totaling $200,000. The loans are evidenced by a demand promissory note in favor of Mr. Mot dated December 31, 2002.


ITEM 13. EXHIBITS, LIST AND REPORTS of FORM 8-K.

         (a)      The following documents are filed as part of this Form:

                  Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

         (b)Exhibits

         ++(3)    (i)      Amended and Restated Certificate of Incorporation
         ++       (ii)     By-Laws
         ++(4)    (i)      Specimen Certificate for Common  Stock
         ++       (ii)     Form of Warrant at $6.00 expiring 2 years after
                           Commencement Date
         ++       (iii)    Form of Warrant at $12.00 expiring March 5, 2004
         ++       (iv)     Form of Warrant at $12.00 expiring February 24, 2004
         ^        (v)      Form of Warrant at $8.00 expiring 2 years after
                           Commencement Date
         ++(10)   (i)      Employment Agreement of Paul Hokfelt dated January
                           25, 2000
         +        (ii)     Line of Credit Agreement dated as of April 15, 1999
         +        (iii)    Consulting Agreement dated as of April 15, 1999
         ^        (iv)     Strategic Collaboration Agreement dated as of March
                           31, 2000 by and between the Company and New
                           Generation Partners, Inc., on one hand, and Double
                           Impact, Inc., on the other

         ^        (v)      Share Transfer Agreement dated as of March 31, 2000
                           by and among Bachkine & Meyer Industries, S.A.,
                           Double Impact, Inc. and the Company.
         ^        (vi)     Termination Agreement dated as of April 15, 2000 by
                           and between the Company and BAMI Consulting, S.A.
         ^        (vii)    Subscription Agreement dated as of April 10, 2000 by
                           and between the Company and Gauk Holding, Inc.
         ^        (viii)   Subscription Agreement dated as of April 10, 2000 by
                           and between the Company and Mercer International S.A.
                  (ix)     (Reserved)
         #        (x)      Form of Subscription Agreement
         #        (xi)     Amendment to Line of Credit Agreement, dated July 15,
                           2000, between the Company and Bachkine & Meyer
                           Industries, S.A.
         **       (xii)    Loan Retirement Agreement dated as of November 13,
                           2000 by and between the Company and Bachkine & Meyer
                           Industries SA.
         **       (xiii)   Consulting Fee Conversion Agreement dated as of
                           November 13, 2000 by and between the Company and BAMI
                           Consulting, Inc.
         ***      (xiv)    Share Exchange Agreement dated as of December 29,
                           2000 by and among the Company and New Generation
                           Partners, Inc., on one hand, and Icare BVBA, Rapide
                           BVBA, Rene De Vleeschauwer and Robert Jordaens.
         ****     (xv)     Share Exchange Agreement dated as of February 28,
                           2001 by and among the Company and New Generation
                           Partners, Inc., on one hand, and Icare BVBA, Rapide
                           BVBA, Rene De Vleeschauwer and Robert Jordaens.
         +++      (xvi)    Consulting Agreement by and between New Generation
                           Partners, Inc and Jacques Mot dated as of July 5,
                           2000.
         *        (xvii)   Master License Agreement between Minverva
                           Softcare NV and Ikan Finanz AG effective as of
                           December 31, 2002
         *        (xviii)  Demand Promissory Note in favor of Jacques Mot dated
                           December 31, 2002.
         ++       (21)     Subsidiaries of the Registrant
         *        (31.1)   Certificate pursuant to section 302 of the
                           Sarbanes-Oxley Act of 2002.
         *        (32.1)   Certificate pursuant to section 906 of the
                           Sarbanes-Oxley Act of 2002.

--------
*        Filed herewith
+ Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.
++ Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.
^ Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.
# Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.
** Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2000 filed on November 21, 2000.
***      Incorporated by reference to the Company's Form 8-K filed on February
         28, 2001
****     Incorporated by reference to the Company's Form 8-K filed on March 12,
         2001
+++ Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001

(2)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to New Generation Holdings, Inc. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended December 21, 2002 and 2001:

Fee Category                  Fiscal 2002 Fees       Fiscal 2001 Fees
-------------                 -----------------      ----------------
Audit Fees                      $    164,079           $    56,200
Audit-Related Fees                         -                     -
Tax Fees                                   -                     -
All Other Fees                             -                     -

Total Fees                      $    164,079           $    56,200

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2002 or 2001.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2002 or 2001.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2002 or 2001.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

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

                                        New Generation Holdings, Inc.
                                        (Registrant)

                                        /s/ Jacques Mot
                                        -----------------------------
                                        Jacques Mot
                                        (Chief Presiding Officer)


         In accordance with the Exchange Act, this report has been signed below on February 15, 2005 by the following persons in the capacities indicated:


                                        /s/ Jacques Mot
                                        -----------------------------
                                        Jacques Mot
                                                            Director and CEO
                                        (Principal Executive
                                        Officer)

                                        /s/ Jacques Mot
                                        -----------------------------
                                        Jacques Mot
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                        /s/ Thomas Marshall
                                        -----------------------------
                                        Thomas Marshall
                                        Director and Secretary

                                        /s/ Marcel Rokegem
                                        -----------------------------
                                        Marcel Rokegem
                                        Director

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                           DECEMBER 31, 2002 AND 2001



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          NEW GENERATION HOLDINGS, INC.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

Report of Registered  Independent Certified Public Accountants               F-3
Consolidated Balance Sheet at December 31, 2002                              F-4
Consolidated Statements of Losses and Comprehensive Losses for the two       F-5
years ended December 31, 2002 and 2001
Consolidated Statements of Stockholders' Equity for                          F-6
  the two years ended December 31, 2002 and 2001
Consolidated Statements of Cash Flows for the two
  years ended December 31, 2002 and 2001                                     F-7
Notes to Consolidated Financial Statements                               F-8-F22

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
New Generation Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. and subsidiaries ("Company") as of December 31, 2002, and the related consolidated statements of losses, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note M to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note M. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                               --------------------------------------------
                               Russell Bedford Stefanou Mirchandani  LLP

New York, New York

January 11,  2005

                          NEW GENERATION HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


                            ASSETS

CURRENT ASSETS:
       Total current assets                                        $         --

Property and equipment, net of accumulated deprecation of $ 93,965
(Note C)                                                                 43,776
Other Assets:
Patents, net of accumulated amortization of $ 383,549 (Note D )
                                                                        133,650
Other  assets                                                             1,345
                                                                   ------------
                                                                        134,995

                                                                   $    178,771
                                                                   ============

      LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities (Note J)              $  1,556,745
                                                                   ------------
       Total current liabilities                                      1,556,745

Net Liabilities of Discontinued Operations (Note A)                   3,599,609
Commitments and contingencies (Note K)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares
authorized, none issued or outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized,
21,056,690 shares issued and outstanding at December 31, 2002            21,056
Additional paid-in capital                                           29,636,054
Accumulated deficit                                                 (34,634,693)
                                                                   ------------
       Total deficiency in stockholders' equity                      (4,977,583)
                                                                   $    178,771
                                                                   ============


           See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

                                                              Year Ended           Year Ended
                                                          December 31, 2002     December 31, 2001
                                                          -----------------     -----------------
OPERATING EXPENSES:
   General and administrative                               $  1,339,841             2,426,428
   Depreciation and amortization                                 147,279             3,428,620
   Impairment loss                                                    --               449,809
                                                            ------------          ------------
   Total Operating Expenses                                   (1,487,120)           (6,304,857)

Loss from operations                                          (1,487,120)           (6,304,857)

   Interest income  (expense), net                                    --                 4,794
                                                            ------------          ------------
Total Other (Expense) Income                                          --                 4,794
                                                            ------------          ------------
Loss before income taxes, discontinued operations and
  cumulative effect of accounting change                      (1,487,120)           (6,300,063)
Income taxes (benefit)                                                --                    --
                                                            ------------          ------------
Loss before discontinued operations and cumulative effect
  of accounting change                                        (1,487,120)           (6,300,063)
Loss from discontinued operations, net of tax                 (1,766,381)           (1,197,251)
                                                            ------------          ------------
Loss before cumulative effect of accounting change            (3,253,501)           (7,497,314)
Cumulative effect of accounting change                       (15,456,141)                   --
                                                            ------------          ------------
Net loss                                                    $(18,709,642)         $ (7,497,314)
                                                            ============          ============

(Loss) per common share (basic and assuming dilution)       $      (0.89)         $      (0.38)
Continuing Operations                                              (0.08)                (0.32)
Discontinued Operations                                            (0.08)                (0.06)
Cumulative effect of accounting change                             (0.73)                   --

Shares used to compute basic and diluted net loss per
  common share                                                21,024,312            19,898,321


COMPREHENSIVE  LOSS:
         Net loss                                           $(18,709,642)         $ (7,497,314)
         Foreign currency translation (loss) gain                 21,665               (50,043)
                                                            ------------          ------------
COMPREHENSIVE LOSS                                          $ 18,687,987)         $ (7,547,357)
                                                            ============          ============

           See accompanying notes to consolidated financial statements

                                                    NEW GENERATION HOLDINGS, INC.
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
                                              FOR THE TWO YEARS ENDED DECEMBER 31, 2002


                                                                                                        Accumulated
                                                 Common Stock            Additional                        other
                                          ---------------------------     paid-in       Accumulated    comprehensive
                                              Shares        Amount        capital         deficit         income           Total
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2000                15,074,788   $     15,075   $ 11,942,781   $ (8,427,737)   $     28,388    $  3,558,507

Issuance of common stock in exchange
  for cash                                     181,667            182        495,318             --              --         495,500
Issuance of common stock in exchange for
  services rendered                            132,391            132        394,089             --              --         394,221
Issuance of common stock  in connection
  with business acquisition                  5,498,264          5,498     16,605,940             --              --      16,611,438
Net loss                                            --             --             --     (7,497,314)             --      (7,497,314)
Currency translation adjustment                     --             --             --             --         (50,043)        (50,043)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2001                20,887,110   $     20,887   $ 29,438,128   $(15,925,051)   $    (21,655)   $ 13,512,309
Issuance of common stock in exchange
  for services rendered                        169,480            172        197,923             --              --         198,095
Currency translation adjustment                     --             --             --             --          21,655          21,655
Net Loss                                            --             --             --    (18,709,642)             --     (18,709,642)
                                          ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002                21,056,690   $     21,059   $ 29,636,051   $(34,634,693)   $         --    $ (4,977,583)
                                          ============   ============   ============   ============    ============    ============


           See accompanying notes to consolidated financial statements

                  NEW GENERATION NEW GENERATION HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended         Year Ended
                                                                   December 31, 2002  December  31, 2001
                                                                   -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year from continuing operations and accounting change   $(16,943,261)      $ (6,300,063)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Loss from discontinued operations                                      (1,766,381)        (1,197,251)
Cumulative change in accounting                                        15,456,141                 --
Depreciation and amortization                                             147,279          3,527,197
Equity instruments issued for services                                    198,095            394,221
Equity in net losses of affiliates                                             --           (239,627)
Impairment losses in associated companies, net                                 --            449,809
Minority interest in loss for the year                                         --            (41,183)
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Prepaid expenses and other current assets, net                          3,036,920         (2,420,790)
Other non- current assets, net                                                 --            (13,715)
Accounts payable and accrued liabilities, net                          (1,116,892)         4,187,417
                                                                     ------------       ------------
Net cash used in operating activities                                    (988,099)        (1,653,985)
                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) disposal  of property, plant and equipment, net                     --           (293,797)
Cash acquired in connection with acquisition                                   --          1,473,778
Minority interest at date of acquisition                                       --            (80,602)
                                                                     ------------       ------------
Net cash used in investing activities                                          --          1,099,379

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances, net                                   200,000                 --
Issuance of common stock                                                       --            495,500
                                                                     ------------       ------------
Net cash provided by financing activities                                 200,000            495,500
                                                                     ------------       ------------

Effects of exchange rate changes on cash and cash equivalents, net                            (8,199)
                                                                     ------------       ------------
Net increase in cash and cash equivalents                                (788,099)           (67,305)
   Cash and cash equivalents at beginning of period                       788,099            855,404
                                                                     ------------       ------------
   Cash and cash equivalents at end of period                        $         --       $    788,099
                                                                     ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                            $         --       $     31,352
   Cash paid during the year for income taxes                                  --            116,995
   Common stock issued in exchange for services                           198,095            394,221
   Common stock issued in exchange for acquisitions                            --         14,293,076

Acquisition :
    Assets acquired, net                                                       --          1,458,966
    Goodwill and other intangible assets, net                                  --         13,942,532
     Liabilities assumed, net                                                  --         (1,108,422)
    Common stock issued                                                        --        (14,293,076)
                                                                     ------------       ------------
     Net cash paid for acquisition                                   $         --       $         --
                                                                     ============       ============

           See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.


Business and Basis of Presentation

New Generation Holdings, Inc. (the "Company"), was formed under the laws of the State of Delaware in 1999. The Company is currently inactive with no significant operations and is seeking to develop and market within Europe, through its wholly subsidiary, a proprietary technology designed to process two or more discrete plastic polymers.

Until ceasing operations in December, 2003, the Company was also engaged, through a group of wholly and majority-subsidiaries, in the development of mainframe computer system software solutions in the life cycle management, data warehousing and data modeling sectors in Europe.

In April 2003, Minerva's creditors forced the Company into an involuntarily liquidation, and as a result, the Court appointed Trustee overseeing the liquidation foreclosed on substantially all of the Company's assets and Minerva ceased all operations.


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

Discontinued Operations

During the period December, 2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A (the "Minerva Group"). The Company acquired the Minerva Group in exchange for 7,430,238 shares of its restricted common stock, valued at $19,219,603, plus net liabilities assumed of approximately $1,108,000.

The Minerva Group was an integrated technology infrastructure solutions provider, which specialized in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands.


In December, 2003, the Minerva Group ceased all operations and was subsequently forced into receivership under the laws of the County of Belgium. Accordingly, the Minerva Group's results have been accounted for as a discontinued operation and beginning with the 2001 consolidated financial statements all periods shown have been restated to reflect discontinued operations accounting

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The net liabilities of the Minerva Group segment included in the accompanying consolidated balance sheet of December 31, 2002 consisted of the following:

           Current assets, net                                  $   1,962,097
           Property and Equipment , net                                85,686
           Other Assets, net                                            6,370
           Accounts payable and other current liabilities, net      (171,371)
           Other liabilities, net                                 (5,482,391)
                                                                -------------
           Net liabilities of discontinued operations           $ (3,599,609)
                                                                =============


The consolidated financial statements have been restated to present the Minerva Group's operations as a discontinued operation. Operating results of discounted operations are summarized as follows:

                                                  2002               2001
                                                  ----               ----
       Net sales                               $ 2,094,197       $  2,461,100
       Income (loss) before income taxes        (1,766,381)        (1,197,251)
       Income taxes (benefit)                           --                 --
                                               -----------       ------------
       Net income (loss)                       $(1,766,381)      $ (1,197,351)
                                              ============       ============


Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding the Company's recurring losses or accumulated deficit

Use of Estimates

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $18,709,642 and $7,497,314 for the years ended December 31, 2002 and 2001, respectively, and has an accumulated deficit of $34,634,693 as of December 31, 2002. In addition, the Company's current liabilities exceeded its current assets by $1,556,745 as of December 31, 2002. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Revenue Recognition

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

Property and Equipment

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

Income Taxes

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


Cash and Cash Equivalents

Cash and cash equivalents comprise cash on hand and deposits held at call with banks and are carried in the balance sheet at cost.


Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.


Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company's customer base. The Company's customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. There was no allowance for doubtful accounts at December 31, 2002.

Fair Value of Financial Instruments

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Product Development Costs

Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. Fro the years ended December 31, 2002 and 2001, product development costs were not material to the consolidated statement of operations.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2002 and 2001, advertising costs were not material to the consolidated statement of operations.

Stock Based Compensation
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2002 and 2001 and for subsequent periods. Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                                 2002           2001
                                                             ------------    -----------
Net loss - as reported                                       $(18,709,642)   $(7,497,314)
Add:  Total stock based  employee  compensation  expense
  as reported under intrinsic value method (APB. No. 25)               --             --
Deduct: Total stock based employee  compensation expense
  as reported under fair value based method (SFAS No. 123)     (2,097,300)            --
                                                             ------------    -----------
Net loss - Pro Forma                                         $(20,806,942)   $(7,497,314)
Net loss attributable to common stockholders - Pro forma     $(20,806,942)   $(7,497,314)
Basic (and assuming dilution) loss per share - as reported   $      (0.89)   $     (0.38)
Basic (and assuming dilution) loss per share - Pro forma     $      (0.99)   $     (0.38)

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)


Segment Information

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

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Comprehensive Income

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

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

Upon adoption of FAS 142 in the second quarter of 2002, the Company recorded a one-time, non-cash charge of approximately $15 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated at the fair value of assets underlying the business, thereby eliminating the goodwill element entirely.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142 (CONTINUED)

The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the years ended December 31, 2002 and 2001:

                                                  Year ended         Year Ended
                                              December 31, 2002  December 31, 2001
                                                 ------------      ------------
           Net (loss)                            $(18,709,642)     $ (7,497,314)
           Adjustments:
           Amortization of goodwill                        --         3,283,097
           Impairment of goodwill                  15,456,141                --
                                                 ------------      ------------
           Adjusted Net Loss                     $ (3,253,501)     $ (4,214,217)
                                                 ============      ============
           Shares used to compute basic and
             diluted net loss per common share     21,024,312        19,898,321
           Adjusted basic and diluted
              net loss per common share          $      (0.15)     $      (0.21)
                                                 ============      ============
         Reported basic and diluted
              net loss per common share          $      (0.89)     $      (0.38)
                                                 ============      ============

NOTE C - PROPERTY, PLANT AND EQUIPMENT

The Company's property and equipment at December 31, 2002 consist of the following:

  Office Furniture and equipment                         $ 112,681
  Computer Equipment                                        25,060
                                                         ---------
     Total                                                 137,741
  Accumulated Depreciation                                 (93,965)
                                                         ---------
                                                         $  43,776
                                                         =========

Depreciation expense included as a charge to losses from continuing operations amounted to $43,839 and $36,223 for the years ended December 31, 2002 and 2001, respectively.

NOTE D-INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets at December 31, 2002 are summarized as follows:

Patents and related costs                  $ 517,199

Less:  accumulated amortization              383,549
                                           ---------
Intangible assets, net                     $ 133,650
                                           =========

Amortization expense included as a charge to income amounted to $ 103,400 in each of the years ended December 31, 2002 and 2001, respectively.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE E - IMPAIRMENT OF LONG-LIVED ASSETS

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

NOTE F - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2002 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares are outstanding at December 31, 2002.

In 2001, the Company issued 5,498,264 shares of common stock valued at $16,611,438 in connection with the Company's acquisition of the balance of Minerva, or 75% (see Notes A and E). The shares issued in connection with the acquisition were based upon the market price of the Company's common stock at the date of acquisition.

In 2001, the Company issued 181,667 shares of common stock and 141,111 warrants to acquire its common stock (see Note E) in exchange for $495,500, net of offering costs and fees. In addition, the Company issued 132,391 shares of common stock for $394,221 of services rendered in 2001.

In 2002, the Company issued 169,580 shares of common stock in exchange for $198,095 of services rendered in 2002.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.


NOTE G - WARRANTS AND STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
      $1.18- $9.50        4,100,000                4.25               $ 1.33                         $  1.33

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE G - WARRANTS AND STOCK OPTIONS  (CONTINUED)

Transactions involving stock options issued to employees are summarized as follows:

                                                Number of       Weighted Average
                                                  Shares        Price Per Share
                                                ----------      ----------------
       Outstanding at January 1, 2001                   --         $     --
          Granted                                       --               --
          Exercised                                     --               --
          Canceled or expired                           --               --
                                                ----------         --------
       Outstanding at December 31, 2001                 --               --
          Granted                                4,100,000             1.33
          Exercised                             (       --)              --
          Canceled or expired                   (       --)              --
                                                ----------         --------
       Outstanding at December 31, 2002          4,100,000         $   1.33
                                                ==========         ========

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2002         2001
                                                              ----         ----
       Weighted average grant date fair value per share:    $ 1.40       $  --
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date               4.0%       4.25%
           Expected stock price volatility                      26%         21%
           Expected dividend payout                             --          --
           Expected option life-years (a)                        5           5

       (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(20,806,942) and $(0.99) in 2002 and $(7,497,314) and $(0.38) in 2001, respectively.


Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2002.

                Warrants Outstanding                   Warrants Exercisable
                --------------------                   --------------------
                                 Weighted Average
                      Number     Contractual Life      Number   Weighted Average
Exercise prices:   Outstanding        (Years)       Exercisable  Exercise Price
----------------   -----------   ----------------   ----------- ----------------
   $  6.00          2,960,706           2.5          2,960,706       $ 6.00
      8.00             91,400           3.2             91,400         8.00
     12.00            115,000           3.2            115,000        12.00
      1.80            141,111           3.0            141,111         1.80
                    ---------         -----          ---------       ------
                    3,308,217           3.0          3,308,217       $ 6.00
                    =========         =====          =========       ======

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE G - WARRANTS AND STOCK OPTIONS  (CONTINUED)

Transactions involving the Company's warrant issuance are summarized as follows:

                                         Number of   Weighted Average
                                          shares      Exercise Price
                                         ---------   ----------------
   Outstanding at December 31, 2000      3,167,106      $    6.28
   Granted                                 141,111           1.80
   Exercised                                    --             --
   Cancelled                                    --             --
                                         ---------      ---------
   Outstanding at December 31, 2001      3,308,217           6.00
                                         =========      =========
   Granted                                      --             --
   Exercised                                    --             --
   Cancelled                                    --             --
                                         ---------      ---------
   Outstanding at December 31, 2002      3,308,217      $    6.00
                                         =========      =========


NOTE H - INCOME TAXES

The Company has adopted Financial Accounting Standard No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $14,000,000 which expire through 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $4,800,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.


Components of deferred tax assets as of December 31, 2002 are as follows:

              Non Current:
                 Net operating loss carryforward             $ 4,800,000
                 Valuation allowance                          (4,800,000)
                                                             -----------
                 Net deferred tax asset                      $        --
                                                             ===========

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                            2002            2001
                                                            ----            ----
        Net loss available for common shareholders     $ (18,709,642)    $(7,497,314)
                                                       =============     ===========
        Basic and fully diluted loss per share         $       (0.89)    $      (.38)
                                                       =============     ===========
        Weighted average common shares outstanding        21,024,312      19,898,321
                                                       =============     ===========

NOTE J - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2002 are as follows:

        Accounts payable                                $    535,257
        Accrued expenses                                   1,021,488
        Provision for income taxes                                --
                                                        ------------
        Total                                           $  1,556,745
                                                        ============


NOTE K - CONTINGENCIES AND COMMITMENTS

Lease Commitments

Minimum rental commitments for office facilities under non-cancellable leases at the end of 2002 are as follows:

                           2003                         $ 152,081
                           2004                            91,913
                           2005                            82,762
                           2006                            51,302

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE K - CONTINGENCIES AND COMMITMENTS (CONTINUED)

Rent expense included as a charge to operations amounted to $36,408 and $171,943 for the years ended December 31, 2002 and 2001, respectively.

Litigation

In December 2001, a former Director of Minerva filed a complaint against Minerva in Belgium. The complaint alleges a breach of employment contract and reimbursement of certain expenses. In 2001, the Company recorded a pre-tax charge of $77,000 to reserve for this claim and other related costs. The charge is reflected in selling, general and administrative expenses in the 2001 consolidated statement of losses. At December 31, 2002, the remaining liability for this obligation was $77,000 and was classified as an accrued expense in the consolidated balance sheet.

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


NOTE L-RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company's President advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due the Company's President at December 31, 2002 is $200,000 and is included in accrued expenses (see Note J).

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE M - GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $18,709,642 and $7,497,314 for the year ended December 31, 2002 and 2001, respectively, and has an accumulated deficit of $34,634,693 as of December 31, 2002. The Company has discontinued substantially all operations and incurred negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. While the Company is currently inactive with no significant operations, management is seeking to exploit its plastic polymer proprietary technology. Management anticipates the Company will improve its liquidity through the additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flow improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.