Form 10QSB
period 2003-03-31
NEW GENERATION HOLDINGS INC
filed 2005-03-01
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File number 000-24623

                          NEW GENERATION HOLDINGS, INC.
                          -----------------------------
          (Exact name of small business issuer as specified in charter)

                     Delaware                             13-4056896
         (State or other jurisdiction of               (I.R.S. Employer
          Incorporation or organization)             Identification No.)

               c/o Westerman Ball Ederer Miller & Sharfstein, LLP
                              170 Old Country Road
                                    Suite 400
                             Mineola, New York 11501
               (Address of principal executive offices) (Zip Code)

                                 (516) 622.9200
                          (Issuer's telephone number)

                           400 West Broadway, 6th Fl.
                            New York, New York 10012
      (Former name, address, and fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

As of March 31, 2003, the issuer had 21,056,690 shares of Common Stock, par value $.001 per share, outstanding. As of December 31, 2004, the issuer had 27,027,510 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS                                           F1-F9

ITEM 2     PLAN OF OPERATION                                                 10

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                              13

ITEM 4     CONTROLS AND PROCEDURES                                           13


PART II    OTHER INFORMATION                                                 13

ITEM 1     LEGAL PROCEEDINGS                                                 13

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS                         14

ITEM 3     DEFAULTS UPON SENIOR SECURITIES                                   14

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14

ITEM 5     OTHER INFORMATION                                                 14

ITEM 6     EXHIBITS

           SIGNATURES

           CERTIFICATES

PART 1    FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at March 31, 2003 and the consolidated statements of losses and consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheet at March 31, 2003                       F-3
Condensed Consolidated Statements of Losses for the three months ended
  March 31, 2003 and 2002                                                    F-4
Condensed Consolidated Statements of Cash Flows for the there months
  ended March 31, 2003 and 2002                                              F-5
Notes to Condensed Consolidated Financial Statements                   F-6 ~ F-9

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                  March 31, 2003
                                                                   (unaudited)
                                                                  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                       $          0
                                                                  ------------
Total  current assets                                                       00
Patents, net                                                           107,790
                                                                  ------------
                                                                  $    107,790
                                                                  ============
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                        $  1,470,303
                                                                  ------------
Total current liabilities                                            1,470,303
Net liabilities of discontinued operations                           3,920,309
(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued and outstanding at March 31, 2003
Common stock, par value $.001 per share; 50,000,000 authorized,
  21,056,690 issued and outstanding at March 31, 2003                   21,059
Additional paid-in capital                                          29,636,051
Accumulated deficit                                                (34,939,932)
                                                                  ------------
Total (deficiency in) stockholders' equity                          (5,282,822)

                                                                  $    107,790
                                                                  ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED


                                                    For the three months
                                                          March 31,
                                              ------------------------------
                                                  2003              2002
                                              ------------      ------------
Operating expenses:
Selling, general and                          $     83,200      $    610,886
 administrative expenses
  Depreciation and amortization                     25,860            36,192
                                              ------------      ------------

Total operating expenses                           109,060           647,078

Loss from continuing operations,
  before discontinued operations                  (109,060)         (647,078)
Income (taxes) benefit                                   0               334
                                              ------------      ------------
Loss from continuing operations,
  before discontinued operations                  (109,060)         (646,744)
Loss from discontinued operations                 (220,779)         (706,932)
                                              ------------      ------------
Net  (loss)                                   $   (329,839)     $ (1,353,676)
                                              ============      ============

Income (loss) per common share
  (basic and assuming dilution):              $      (0.02)     $      (0.06)
                                              ============      ============

Continuing Operations                                (0.01)            (0.03)
Discontinued Operations                              (0.01)            (0.03)

Weighted Average Shares
  Outstanding                                   21,056,690        21,044,768


See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                         For the three months
                                                            ended March 31,
                                                       ------------------------
                                                          2003           2002
                                                       ---------      ---------

Net cash (used in) operating activities                $ (30,000)     $(400,365)

Cash Flows from Investing Activities                      30,000        (54,513)

Cash Flows from Financing Activities                          --        200,000

Net (decrease) in cash and cash equivalents                            (231,942)
                                                                      ---------
Cash and cash equivalents at beginning of period       $      --        788,098
                                                       ---------      ---------
Cash and cash equivalents at end of period             $      --      $ 556,157
                                                       =========      =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest             $      --      $  14,002
  Cash paid during the period for taxes                       --             --
  Common stock issued for services                            --        186,170

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America for a complete set of financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

Business and Basis of Presentation

New Generation Holdings, Inc. (the "Company") , was formed under the laws of the State of Delaware in April, 1999. The Company is currently inactive with no significant operations and is seeking to develop and market within Europe, through its wholly subsidiary, New Generation Plastic, Inc., a proprietary technology designed to process two or more discrete plastic polymers.

Until ceasing operations in April, 2003, the Company was also engaged, through a group of wholly and majority- subsidiaries (the "Minerva Group"), in the development of mainframe computer system software solutions in the life cycle management, data warehousing and data modeling sectors in Europe.

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

Discontinued Operations

During the period December 2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A (the "Minerva Group"). The Company acquired the Minerva Group in exchange for 7,430,238 shares of its restricted common stock, valued at $ 19,219,603, plus net liabilities assumed of approximately $1,108,000.

The Minerva Group was an integrated technology infrastructure solutions provider, which specialized in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands.

As a result of the lack of liquidity, in late 2002, the Minerva Group was forced to significantly curtail its operations. In April 2003, the Minerva Group filed for liquidation under the bankruptcy laws of the Country of Belgium. As a result, the court appointed liquidator overseeing the winding up of the Minerva Group's affairs, foreclosed on substantially all of the Company's assets and the Minerva Group ceased all operations.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Accordingly,   the  Minerva  Group's  results  have  been  accounted  for  as  a discontinued operation and all periods shown have been restated to reflect discontinued operations accounting

Minerva Group liabilities as of March 31, 2003 are $3,920,309 and are included in the accompanying condensed consolidated balance sheet. There were no Minerva Group assets as of March 31, 2003.

The consolidated  financial statements have been restated to present the Minerva
operations  as  a  discontinued  operation.   Operating  results  of  discounted
operations are summarized as follows:

                                      Three Months Ended    Three Months Ended
                                        March 31, 2003        March 31, 2002
                                      ------------------    ------------------
    Net sales                             $ 129,059            $ 533,085
    Income (loss) before income taxes      (220,779)            (706,856)
    Income taxes (benefit)                       --                   76
    Net income (loss)                     $(220,779)           $(706,932)

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock Based Compensation Transition and Disclosure an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports for the subsequent periods.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                      For the three months ended
                                                               March 31,
                                                         2003           2002
                                                     -----------    -----------
Net loss - as reported                               $  (329,839)   $(1,353,676)
Add: Total stock based employee compensation
expense as reported under intrinsic value method               _              _
(APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method              _              _
(SFAS No. 123)
Net loss - Pro Forma                                    (329,839)    (1,353,676)
Net loss attributable to common stockholders - Pro
forma                                                   (329,839)    (1,353,676)
Basic (and assuming dilution) loss per share - as
reported                                                   (0.02)         (0.06)
Basic (and assuming dilution) loss per share - Pro
forma                                                $     (0.02)   $     (0.06)

New Accounting Pronouncements

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance did not have an immediate impact on the company's consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2003 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at March 31, 2003.

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                   Warrants Outstanding                                 Warrants Exercisable
                   --------------------                                 --------------------
                                         Weighted Average
                        Number           Contractual Life           Number          Weighted Average
   Exercise prices:   Outstanding            (Years)             Exercisable         Exercise Price
   ----------------   -----------        ----------------        -----------        ----------------
        $  6.00        2,960,706                2.5               2,960,706              $ 6.00
           8.00           91,400                3.2                  91,400                8.00
          12.00          115,000                3.2                 115,000               12.00
           1.80           20,000                3.0                  20,000                1.80
                       ---------             ------               ---------              ------
                       3,187,106                3.0               3,187,106              $ 6.25
                       =========             ======               =========              ======

Transactions involving the Company's warrant issuance are summarized as follows:

                                                     Number   Weighted Average
                                                   of shares   Exercise Price
                                                   ---------  ----------------
   Outstanding at December 31, 2001                3,187,106     $    6.25
   Granted                                                --            --
   Exercised                                              --            --
   Cancelled                                              --            --
                                                   ---------     ---------
                                                          --             0
   Outstanding at December 31, 2002                3,187,106          6.25
   Granted                                                --            --
   Exercised                                              --            --
   Cancelled                                              --            --
                                                   ---------     ---------
   Outstanding at March 31, 2003                   3,187,106     $    6.25
                                                   =========     =========

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS (CONTINUED)

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(329,839) and $(0.02) per share for the period ended March 31, 2003 and $(1,353,676) and $(0.06) per share for the period ended March 31, 2002, respectively.

NOTE D - TRANSACTIONS WITH RELATED PARTIES

During the year ended December 31, 2002, the Company's President advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured note payable on demand. The net amount of the advance due the Company's President at March 31, 2003 is $200,000 and is included in accrued expenses.

NOTE E - SUBSEQUENT EVENTS

The Company raised $597,082 in exchange for the issuance of 5,970,820 shares of common stock (and warrants to purchase an additional 5,970,820 shares of common stock at a purchase price of $0.35 per share) in a Regulation S offering to foreign investors that commenced in April of 2004.

ITEM 2.   PLAN OF OPERATION

New Generation Holdings, Inc. (the "Company", "we" or "us") was formed under the laws of the State of Delaware in 1999. The Company is currently inactive with no significant operations and is seeking to develop and market within Europe, through its wholly subsidiary, a proprietary technology designed to process two or more discrete plastic polymers.

Until ceasing operations in December, 2002, the Company, through a group of wholly-owned and majority-owned subsidiaries (the "Minerva Group") was also engaged, through a group of wholly and majority-subsidiaries, in the development of mainframe computer system software solutions in the life cycle management, data warehousing and data modeling sectors in Europe.

In April 2003, Minerva's creditors forced the Company into involuntary liquidation, and as a result, the Court appointed Trustee overseeing the liquidation foreclosed on substantially all of the Company's assets and Minerva ceased all operations.

Due to a lack of liquidity, we did not timely file any of our public filings commencing with our annual report for the year ended December 31, 2002 through our quarterly report for the period ended September 30, 2004. We anticipate filing any remaining delinquent filings and timely filing our annual report for the year ended December 31, 2004. We then intend to file with the SEC proxy materials for the purposes of among other things electing directors and selecting the Company's independent auditors.

 CURRENT OPERATIONS

As a result of the Minerva Group's operations ceasing in 2003, we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to finance and market our plastic polymers processing technology.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had a working capital deficit of $ 1,470,305. As a result of our operating losses during the three month period ended March 31,

2003, we generated a cash flow deficit of $ 30,000 from operating activities. We met our cash requirements during this period from the sale of our equipment and furnishings aggregating $30,000. No cash flow was provided by investing activities during the three month period ended March 31, 2003.

While we have raised capital to meet our working capital and financing needs in the past, aadditional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

We raised $597,082 in exchange for the issuance of 5,970,820 shares of common stock (and warrants to purchase an additional 5,970,820 shares of common stock at a purchase price of $0.35 per share) in a Regulation S offering to foreign investors that commenced in April of 2004; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

By adjusting its operations and development to the level of capitalization , management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our December 31, 2002 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance did not have an immediate impact on the company's consolidated financial statements.

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the consolidated financial statements.

PRODUCT RESEARCH AND DEVELOPMENT

We do not anticipate incurring research and development expenditures during the next 12 months.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

As of March 31, 2003, we had no employees. Currently, we have no employees but engage Jacques Mot as a consultant.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's Chief Executive and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules l3a-14(c) and 15d- 14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to it by others within the Company, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

CHANGES IN INTERNAL CONTROLS

There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of March 31, 2003, the Company was a party to or was aware of the pending legal proceedings or claims set forth below:

         (a) In April of 2003, our subsidiary, Minerva Softcare, N.V. was liquidated under the bankruptcy laws of Belgium and all of its assets were liquidated by a court appointed liquidator.

         (b) Mr. Eduard van Raay of Net-Invest, a former consultant to the Company asserted a claim against the Company for payment of fees and expenses in the approximate amount of $75,000. The Company believes Mr. van Raay has obtained a default judgment in the amount set forth above (plus interest); however, the Company believes it has meritorious defenses.

      (c) Rubenstein Investor Relations, Inc., our former investor relations firm, asserted a claim against us in the first quarter of 2003. The Company believes Rubenstein has obtained a default judgment against the Company in the approximate amount of $78,000); however, the Company believes it has meritorious defenses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      None
(b)      None

     (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter endedMarch 31, 2003 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


                      ISSUER PURCHASES OF EQUITY SECURITIES

Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)
                 -----------------    ----------    ---------------------------   ----------------------------------
01/01/03-01/31/03        0                $ 0                    0                                 0
02/01/03-02/28/03        0                $ 0                    0                                 0
03/01/03-03/31/03        0                $ 0                    0                                 0

(1) We have not entered into any plans or programs under which we may repurchase its common stock.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

No report is required.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.           EXHIBITS

(a) Exhibits required to be attached by Item 601 of Regulation S-B are listed below and are incorporated herein by this reference.

        Exhibit 31.1 Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

        Exhibit 32.1 Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW GENERATION HOLDINGS, INC.


February 28, 2005

/s/ Jacques Mot
-------------------
Jacques Mot
President, Chief Financial Officer, Secretary and Director