Form 10QSB
period 2003-06-30
NEW GENERATION HOLDINGS INC
filed 2005-03-01
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                       N/A
      (Former name, address, and fiscal year, if changed since last report)


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

As of June 30, 2003, the issuer had 21,056,690 shares of Common Stock, par value $.001 per share, outstanding. As of December 31, 2004, the issuer had 27,027,510 shares of Common Stock, par value $.001 per share, outstanding.

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

             SIGNATURES

             CERTIFICATES

PART 1    FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at June 30, 2003 and the consolidated statements of losses and consolidated statements of cash flows for the three and six months ended June 30, 2003 and 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheet at June 30, 2003                        F-3
Condensed Consolidated Statements of Losses for the three and
  six months ended June 30, 2003 and 2002                                    F-4
Condensed Consolidated Statements of Cash Flows for the six months ended
  June 30, 2003 and 2002                                                     F-5
Notes to Condensed Consolidated Financial Statements                   F-6 ~ F-9

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   June 30, 2003
                                                                    (unaudited)
                                                                   ------------
ASSETS
Current assets :
  Cash and cash equivalents                                        $          0
Total current assets                                                          0
Other assets:
Patent, net                                                              81,431
                                                                   ------------
                                                                   $     81,431
                                                                   ============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                         $  1,631,870
Total  current liabilities                                            1,631,870


(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued and outstanding at June 30, 2003
Common stock, par value $.001 per share; 50,000,000 authorized,
  21,056,690 issued and outstanding at June 30, 2003                     21,059
Additional paid-in capital                                           29,636,057
Accumulated deficit                                                 (31,207,555)
                                                                   ------------
Total (deficiency in) stockholders' equity                           (1,550,439)
                                                                   ------------
                                                                   $     81,431
                                                                   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED

                                     For the three months               For the six months
                                            June 30,                         June 30,
                                  ----------------------------    ----------------------------
                                      2003             2002             2003             2002
                                  ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and
  administrative expenses         $     86,567    $    471,720    $    169,767    $  1,082,272

  Amortization and depreciation         25,860          36,150          51,720          72,342
                                  ------------    ------------    ------------    ------------

Total operating expenses               112,427         507,870         221,487       1,154,614
Loss from continuing
operations, before income
taxes and discontinued
operations                            (112,427)       (507,870)       (221,457)     (1,154,614)
Income (taxes) benefit                      --              --              --              --
                                  ============    ============    ============    ============
Loss from continuing
operations, before
discontinued operations               (112,427)       (507,870)       (221,457)     (1,154,614)
Loss from discontinued
operations                                  --        (343,578)       (220,779)     (1,050,510)
                                  ------------    ------------    ------------    ------------
Net  (loss)                           (112,427)       (851,448)       (442,266)     (2,205,124)
Cumulative effect of
accounting change                           --     (14,600,797)             --     (14,600,797)
                                  ============    ============    ============    ============
Net loss applicable to common
shares                            $   (112,427)   $(15,452,245)   $   (442,266)   $(16,805,921)

Income (loss) per common share
(basic and assuming dilution):    $      (0.01)   $      (0.73)   $      (0.02)   $      (0.80)

Continuing Operations                    (0.01)          (0.71)          (0.01)          (0.75)
Discontinued Operations                  (0.00)          (0.02)          (0.01)          (0.05)

Weighted Average Shares
Outstanding                         21,056,690      21,056,790      21,056,690      21,056,690

See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                          For the six months
                                                            ended June 30,
                                                          2003         2002
                                                       ---------    ---------

Net cash (used in) operating activities                $ (30,000)   $(230,906)

Cash Flows from Investing Activities                      30,000     (164,750)

Cash Flows from Financing Activities                          --      200,000

Net (decrease) in cash and cash equivalents                   --     (204,354)
Cash and cash equivalents at beginning of period              --      788,098
                                                                    ---------
Cash and cash equivalents at end of period             $      --    $ 388,088
                                                                    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest             $      --    $  22,454
  Cash paid during the period for taxes                       --           --
  Common stock issued for services                            --      198,095


See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

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

As a result of the lack of liquidity, in late 2002, the Minerva Group was forced to significantly curtail its operations. Minerva entered into a master license agreement with Ikan Finanz AG as of December 31, 2002 pursuant to which it licensed substantially all of its proprietary software in exchange for certain royalty payments upon sales made by Ikan or any sublicensee. Ikan also agreed to employee most of Minerva's then existing employees. Ikan failed to make any sales of Minerva software in the first quarter of 2003 and we were forced to cease Minerva's operations toward the end of the first quarter of 2003 culminating with a liquidation of Minerva Softcare N.V. under the bankruptcy laws of the Country of Belgium in April of 2003. The court appointed liquidator overseeing the winding up of the Minerva Group's affairs, foreclosed on substantially all of the Company's assets and the Minerva Group ceased all operations.

As a result of the placement of the Minerva Group into receivership, the Company determined its control of the Minerva Group as defined under FIN No. 46, ceased , and accordingly, the Company has de-consolidated the Minerva Group as of April, 2003 by reducing consolidated retained earnings (deficit) in the amount of the net liabilities of the Minerva Group of $3,882,809.

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)


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

The consolidated  financial statements have been restated to present the Minerva
operations  as  a  discontinued  operation.   Operating  results  of  discounted
operations are summarized as follows:

                                             Six Months Ended   Six Months Ended
                                               June 30, 2003      June 30, 2002
                                               -----------        -----------
       Net sales                               $   129,059        $(1,257,367)
       Income (loss) before income taxes          (220,779)        (1,076,259)
       Income taxes (benefit)                           --             25,745
       Net income (loss)                       $  (220,779)       $(1,050,510)


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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                      For the three months ended        For the six months ended
                                                                June 30                          June 30
                                                          2003           2002            2003            2002
                                                     ------------    ------------    ------------    ------------
Net loss - as reported                               $   (112,419)   $(15,452,245)   $   (442,266)   $(16,805,921)
Add: Total stock based employee compensation                    0               0               0               0
expense as reported under intrinsic value method
(APB. No. 25)
Deduct: Total stock based employee compensation                 0               0               0               0
expense as reported under fair value based method
(SFAS No. 123)
Net loss - Pro Forma                                     (112,419)    (15,452,245)       (442,266)    (16,805,921)
Net loss attributable to common stockholders - Pro       (112,419)    (15,452,245)       (442,266)    (16,805,921)
forma
Basic (and assuming dilution) loss per share - as           (0.01)          (0.73)          (0.02)          (0.80)
reported
Basic (and assuming dilution) loss per share - Pro          (0.01)          (0.73)          (0.02)          (0.80)
forma

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2003 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at June 30, 2003.

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                    Warrants Outstanding                                  Warrants Exercisable
                    --------------------                                  --------------------
                                         Weighted Average
                         Number          Contractual Life            Number              Weighted Average
   Exercise prices:   Outstanding            (Years)              Exercisable             Exercise Price
   ----------------   -----------        ----------------         -----------            ----------------
        $  6.00         2,960,706                2.5               2,960,706                  $  6.00
           8.00            91,400                3.2                  91,400                     8.00
          12.00           115,000                3.2                 115,000                    12.00
           1.80            20,000                3.0                  20,000                     1.80
                        ---------              -----               ---------                  -------
                        3,187,106                3.0               3,187,106                  $  6.25
                        =========              =====               =========                  =======

Transactions involving the Company's warrant issuance are summarized as follows:

                                                   Number    Weighted Average
                                                 of shares    Exercise Price
                                                 ---------   ----------------
   Outstanding at December 31, 2001              3,187,106      $    6.25
   Granted                                              --             --
   Exercised                                            --             --
   Cancelled                                            --             --
                                                 ---------      ---------
   Outstanding at December 31, 2002              3,187,106           6.25
   Granted                                              --             --
   Exercised                                            --             --
   Cancelled                                            --             --
                                                 ---------      ---------
   Outstanding at June 30, 2003                  3,187,106      $    6.25
                                                 =========      =========

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS (CONTINUED)

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(442,266) and $(0.02) per share for the period ended June 30, 2003 and $(16,805,921) and $(0.80) per share for the period ended June 30, 2002, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had a working capital deficit of $ 1,631,870. As a result of our operating losses during the six month period ended June 30, 2003, we generated a cash flow deficit of $ 30,000 from operating activities. We met our cash requirements during this period from the sale of our equipment and furnishings aggregating $30,000. No cash flow was provided by investing activities during the three month period ended June 30, 2003.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located in Europe and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

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

NUMBER OF EMPLOYEES

As of June 30, 2003, we had no employees. Currently, we have no employees but engage Jacques Mot as a consultant.

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         As of June 30, 2003, the Company was a party to or was aware of the pending legal proceedings or claims set forth below:

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

      (c) Rubenstein Investor Relations, Inc., our former investor relations firm, asserted a claim against us in the first quarter of 2003. The Company believes Rubenstein has obtained a default judgment against the Company in the approximate amount of $78,000; however, the Company believes it has meritorious defenses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      None
(b)      None
     The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2003 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


                      ISSUER PURCHASES OF EQUITY SECURITIES

Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)
04/01/03-04/30/03        0                $ 0                    0                                 0
05/01/03-05/31/03        0                $ 0                    0                                 0
06/01/03-06/30/03        0                $ 0                    0                                 0

     (1)We have not entered into any plans or programs under which we may repurchase its common stock.


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

NEW GENERATION HOLDINGS, INC.


February 28, 2005

/s/ Jacques Mot
--------------------
Jacques Mot
President, Chief Financial Officer, Secretary and Director