Form 10QSB
period 2003-09-30
NEW GENERATION HOLDINGS INC
filed 2005-03-01
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        Commission File number 000-24623

                          NEW GENERATION HOLDINGS, INC.
                          -----------------------------
          (Exact name of small business issuer as specified in charter)

            Delaware                                              13-4056896
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

               c/o Westerman Ball Ederer Miller & Sharfstein, LLP
                              170 Old Country Road
                                    Suite 400
                             Mineola, New York 11501
                                      Code)

                            (516) 622-9200 (Issuer's
                                telephone number)

                                       N/A
      (Former name, address, and fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

As of September 30, 2003, the issuer had 21,056,690 shares of Common Stock, par value $.001 per share, outstanding. As of December 31, 2004, the issuer had 27,027,510 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS                                          F1-F9

ITEM 2   PLAN OF OPERATION                                                10

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       13

         CONTROLS AND PROCEDURES
ITEM 4                                                                    13
         OTHER INFORMATION
PART II                                                                   13
         LEGAL PROCEEDINGS
ITEM 1                                                                    13
         CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 2                                                                    14
         DEFAULTS UPON SENIOR SECURITIES
ITEM 3                                                                    14
         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4                                                                    14
         OTHER INFORMATION
ITEM 5
         EXHIBITS                                                         14
ITEM 6
         SIGNATURES

         CERTIFICATES

PART 1    FINANCIAL INFORMATION

-------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at September 30, 2003 and the consolidated statements of losses and consolidated statements of cash flows for the three and nine months ended September 30, 2003 and 2002 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                          NEW GENERATION HOLDINGS, INC.

                          Index to Financial Statements



Condensed Consolidated Balance Sheet at September 30, 2003              F-3
Condensed Consolidated Statements of Losses for the
three and nine months ended September  30,                              F-4
2003 and  2002
Condensed Consolidated Statements of Cash Flows for the nine
months ended  September 30, 2003 and 2002                               F-5
Notes to Condensed Consolidated Financial Statements              F-6 - F-9

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (unaudited)

Assets
Current assets :
  Cash and cash equivalents                                                       $          0
Total  current assets                                                                        0
Other assets:
Patent, net                                                                             56,070
                                                                                  ------------
                                                                                  $     56,070
                                                                                  ============
Liabilities and (Deficiency in) Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities                                          $  1,676,368
                                                                                  ------------
Total  current liabilities                                                           1,676,369

(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued and outstanding at September 30, 2003
Common stock, par value $.001 per share;
50,000,000 authorized,
21,056,690issued and outstanding at September 30, 2003                                  21,059
Additional paid-in capital                                                          29,636,051
Accumulated deficit                                                               (31, 277,409)
                                                                                  ------------
Total (deficiency in) stockholders' equity                                          (1,620,299)
                                                                                  $     56,070
                                                                                  ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED

                                    For the three months            For the nine months
                                         September 30,                 September 30,
                                         -------------                 -------------
                                     2003            2002            2003            2002
                                 ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and
  administrative expenses        $     82,000    $    151,961    $    251,767    $  1,234,566

  Amortization                         25,860          37,468          77,580         109,810
                                 ------------    ------------    ------------    ------------

Total operating expenses              107,860         189,429         329,347       1,344,376
Loss from continuing
operations, before income
taxes and discontinued
operations                           (107,860)       (189,429)       (329,347)     (1,344,376)
Income (taxes) benefit                     --              --              --             334
Loss from continuing
operations, before
discontinued operations              (107,860)       (189,429)       (329,347)     (1,344,042)
Loss from discontinued
operations                                 --        (238,037)       (220,779)     (1,288,720)
                                 ------------    ------------    ------------    ------------
Net  (loss)                          (107,860)       (427,466)       (550,126)     (2,632,762)
Cumulative effect of
accounting change                          --              --              --     (14,600,797)
                                 ============    ============    ============    ============
Net loss applicable to common
shares                           $   (107,860)   $   (427,466)   $   (550,126)   $(17,233,559)
Income (loss) per common share
(basic and assuming dilution):
                                        (0.01)          (0.02)          (0.03)          (0.82)
Continuing Operations                   (0.01)          (0.01)          (0.02)          (0.76)
Discontinued Operations                     0           (0.01)          (0.01)          (0.06)

Weighted Average Shares
Outstanding                        21,056,690      21,056,690      21,056,690      21,056,690

           See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                         For the nine months ended September 30,
                                                       2003          2002
                                                     ---------    ---------
Net cash (used in) operating activities              $ (30,000)   $  28,624

Cash Flows from Investing Activities                    30,000     (446,556)

Cash Flows from Financing Activities                        --      200,000

Net (decrease) in cash and cash equivalents                 --     (307,022)
Cash and cash equivalents at beginning of period            --      788,098
                                                     ---------    ---------
Cash and cash equivalents at end of period           $      --    $ 481,075
                                                     =========    =========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest             $      --    $  33,398
Cash paid during the period for taxes                       --           --
Common stock issued for services                            --      198,095

           See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

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

Discontinued Operations

During the period December ,2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A ( the "Minerva Group"). The Company acquired the Minerva Group in exchange for 7,430,238 shares of its restricted common stock, valued at $ 19,219,603, plus net liabilities assumed of approximately $1,108,000.

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)


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

                                  Nine Months Ended   Nine Months Ended
                                 September 30, 2003  September 30, 2002

Net sales                           $      129,659    $    2,086,877
Income (loss) before income taxes         (220,779)       (1,314,207)
Income taxes (benefit)                          --            25,660
Net income (loss)                         (220,779)       (1,288,547)

As a result of the placement of the Minerva Group into receivership, , the Company has de-consolidated the Minerva Group as of April, 2003 by reducing consolidated retained earnings (deficit) in the amount of the net liabilities of the Minerva Group of $3,882,809 .


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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)
Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                         For the three months ended           For the nine months ended
                                                                September 30                        September 30
                                                           2003              2002              2003               2002
                                                           ----              ----              ----               ----
Net loss - as reported                               $     (107,860)   $     (427,466)   $     (550,126)   $  (17,233,559)
Add: Total stock based employee compensation
expense as reported under intrinsic value method                  0                 0                 0                 0
(APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method                 0                 0                 0                 0
(SFAS No. 123)
Net loss - Pro Forma                                       (107,860)         (427,466)         (550,126)      (17,233,559)
Net loss attributable to common stockholders - Pro
forma                                                      (107,860)         (427,466)         (550,126)      (17,233,559)
Basic (and assuming dilution) loss per share - as
reported                                                      (0.01)            (0.02)            (0.03)            (0.82)
Basic (and assuming dilution) loss per share - Pro
forma                                                $        (0.01)   $        (0.02)   $        (0.03)   $        (0.82)

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)
NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2003 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at September 30, 2003.

NOTE C - STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                Warrants Outstanding                         Warrants Exercisable
                --------------------                         --------------------
                                         Weighted Average
                              Number     Contractual Life   Number     Weighted Average
         Exercise prices:   Outstanding      (Years)      Exercisable  Exercise Price
         ----------------  ------------   ------------   ------------   ------------
            $       6.00      2,960,706            2.5      2,960,706   $       6.00
                    8.00         91,400            3.2         91,400           8.00
                   12.00        115,000            3.2        115,000          12.00
                    1.80         20,000            3.0         20,000           1.80
                           ------------   ------------   ------------   ------------
                              3,187,106            3.0      3,187,106   $       6.25
                           ============   ============   ============   ============

Transactions involving the Company's warrant issuance are summarized as follows:

                                                  Number     Weighted Average
                                                 of shares    Exercise Price
                                                ------------   ------------
            Outstanding at December 31, 2001       3,187,106   $       6.25
            Granted                                       --             --
            Exercised                                     --             --
            Cancelled                                     --             --
                                                ------------   ------------
            Outstanding at December 31, 2002       3,187,106           6.25
            Granted                                       --             --
            Exercised                                     --             --
            Cancelled                                     --             --
                                                ------------   ------------
            Outstanding at September 30, 2003      3,187,106   $       6.25
                                                ============   ============

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE C - STOCK OPTIONS (Continued)

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(550,126) and $(0.03) per share for the period ended September 30, 2003 and $(17,233,559) and $(0.82) per share for the period ended September 30, 2002 respectively.

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

Liquidity and Capital Resources

As of September 30, 2003, we had a working capital deficit of $ 1,676,369. As a result of our operating losses during the nine month period ended September 30, 2003, we generated a cash flow deficit of $ 30,000 from operating activities. We met our cash requirements during this period from the sale of our equipment and furnishings aggregating $30,000. No cash flow was provided by investing activities during the nine month period ended September 30, 2003.

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

Number of Employees

As of September 30, 2003, we had no employees. Currently, we have no employees but engage Jacques Mot as a consultant.

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

Changes in Internal Controls

There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure co

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      As of September 30, 2003, the Company was a party to or was aware of the pending legal proceedings or claims set forth below:

      (a) Mr. Eduard van Raay of Net-Invest, a former consultant to the Company asserted a claim against the Company for payment of fees and expenses in the approximate amount of $75,000. The Company believes Mr. van Raay has obtained a default judgment in the amount set forth above (plus interest); however, the Company believes it has meritorious defenses.

      (b) Rubenstein Investor Relations, Inc., our former investor relations firm, asserted a claim against us in the first quarter of 2003. The Company believes Rubenstein has obtained a default judgment against the Company in the approximate amount of $78,000; however, the Company believes it has meritorious defenses.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   . None
(b)   None
The following table provides information about purchases by us and our affiliated purchasers during the quarter ended September 30, 2003 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:





                      ISSUER PURCHASES OF EQUITY SECURITIES

Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)
07/01/03-07/31/03        0                $ 0                    0                                 0
08/01/03-08/31/03        0                $ 0                    0                                 0
09/01/03-09/30/03        0                $ 0                    0                                 0

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

NEW GENERATION HOLDINGS, INC.


February 28, 2005

/s/ Jacques Mot
---------------

Jacques Mot
President, Chief Financial Officer, Secretary and Director