Form 10KSB
period 2003-12-31
NEW GENERATION HOLDINGS INC
filed 2005-03-16
CIK 1024605

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

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

 c/o Westerman Ball Ederer Miller & Sharfstein, LLP 170 Old Country Rd. 4th Fl.,
                                Mineola, NY 11501
 -------------------------------------------------------------------------------
               Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (516) 622-9200

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                Name of each exchange on
           Title of each class                       which registered
     -------------------------------          ----------------------------
                  None                                    None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's consolidated revenues from continuing operations for the year ended December 31, 2003 were $0.

As of December 31, 2003 the issuer had 21,056,690 shares of Common Stock, par value $.001 per share, outstanding. The aggregate value of the common stock of the Company held by non-affiliates as of December 31, 2003 was $990,116.16. As of December 31, 2004 the issuer had 27,027,510 shares of Common Stock, par value $.001 per share, outstanding. The aggregate value of the common stock of the Company held by non-affiliates as of December 31, 2004 was $3,119,036.24.

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

         New Generation Holdings, Inc. ("We," "Us," "NGH" or the "Company") is a Delaware corporation founded in 1999. Our shares publicly traded on the Nasdaq OTC:BB under the symbol "NGPX" until May 23, 2003 at which time our shares were delisted from the OTC:BB as a result of our failure to timely file our Form 10-KSB for the year ended December 31, 2002. Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Our independent auditors recently completed audits for the years ended December 31, 2002 and December 31, 2003. We anticipate filing any remaining delinquent filings and timely filing our annual report for the year ended December 31, 2004. We then intend to file with the SEC proxy materials for the purposes of among other things electing directors and selecting the Company's independent auditors.

         We had hoped to build shareholder value through the operation of two
(2) separate and distinct business focuses: (a) the expansion and operation of a mainframe computer software development business through our wholly owned subsidiary New Generation Partners, Inc. and (b) the continued commercialization of our patented plastic processing technology through our wholly-owned subsidiary, New Generation Plastic, Inc. During the period December 2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A (the "Minerva Group"). The Minerva Group was an integrated technology infrastructure solutions provider, which specialized in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands. Due to a lack of liquidity caused by declining sales and an overall downturn in worldwide demand for software, Minerva could no longer profitably sell its software. Minerva entered into a master license agreement with Ikan Finanz AG as of December 31, 2002 pursuant to which it licensed substantially all of its proprietary software in exchange for certain royalty payments upon sales made by Ikan or any sublicensee. Ikan also agreed to employ most of Minerva's then existing employees. Ikan failed to make any sales of Minerva software in the first quarter of 2003 and we were forced to cease Minerva's operations toward the end of the first quarter of 2003 culminating with a liquidation of Minerva Softcare N.V. under the bankruptcy laws of the Country of Belgium in April of 2003. At approximately the same time, the Company suspended all of its business operations due to a lack of liquidity and accordingly failed to timely file on Form 10-KSB for the year ended December 31, 2002 and all subsequent quarterly and annual reports. As discussed above, the Company anticipates filing any remaining delinquent filings and timely filing its annual report for the year ended December 31, 2004. The Company's business operations remain dormant; however, in the second quarter of 2004 the Company was able to raise limited funds for the purposes of filing all of its delinquent public filings and attempting to commercialize its plastic technology through one or more joint ventures or by raising additional capital.

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

PATENTS

         The NGP Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307.


RESEARCH AND DEVELOPMENT

         Prior to 2002, NGP had been engaged in internal and external research and development efforts aimed at bringing our technology to a commercially viable stage. In 2002, due to our lack of liquidity, all research and development was terminated. We did not engage in any research and development in 2003.


NUMBER OF EMPLOYEES

         As of December 31, 2003 we had no employees. As of January 1, 2005, the Company is employing Jacques Mot as its only employee; Mr. Mot previously was a consultant to the Company.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

         As of December 31, 2003, the Company did not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

         As of December 31, 2003, the Company was a party to or was aware of the pending legal proceedings or claims set forth below:

         (a) In April of 2003, Minerva's business was liquidated under the bankruptcy laws of Belgium and all of its assets were liquidated by a court appointed liquidator.

         (b) Mr. Eduard van Raay of Net-Invest, a former consultant to the Company asserted a claim against the company for payment of fees and expenses in the approximate amount of $75,000. The Company believes Mr. van Raay has obtained a default judgment in the amount set forth above (plus interest); however, the Company believes it has meritorious defenses and may seek to vacate the default judgment.

         (c) Rubenstein Investor Relations, Inc., our former investor relations firm, asserted a claim against us in the first quarter of 2003. The Company believes Rubenstein has obtained a default judgment against the Company in the approximate amount of $78,000; however, the Company believes it has meritorious defenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Our independent auditors recently completed audits for the years ended December 31, 2002 and December 31, 2003. The Company anticipates filing any remaining delinquent filings and timely filing its annual report for the year ended December 31, 2004. Commencing on May 23, 2003 our shares were delisted from the OTC Bulletin Board based upon our failure to timely file our annual report on Form 10-KSB for the year ended December 31, 2002 and prices for our common stock are now quoted on the "pink sheets." The following table sets forth for the periods indicated the high and low bid quotations for our common stock as reported on the OTC Bulletin Board, for the period from January 1, 2002 through December 31, 2003. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

           -------------------------------------- ---------- ------------
                                                    High          Low
           -------------------------------------- ---------- ------------
           4th Quarter 2003, ended 12/31/03         $0.08        $0.01
           -------------------------------------- ---------- ------------
           3rd Quarter 2003, ended 9/30/03          $0.01        $0.00013
           -------------------------------------- ---------- ------------
           2nd Quarter 2003, ended 6/30/03          $0.25        $0.01
           -------------------------------------- ---------- ------------
           1st Quarter 2003, ended 3/31/03          $0.05        $0.01
           -------------------------------------- ---------- ------------
           4th Quarter 2002, ended 12/31/02         $0.30        $0.04
           -------------------------------------- ---------- ------------
           3rd Quarter 2002, ended 9/30/02          $0.60        $0.08
           -------------------------------------- ---------- ------------
           2nd Quarter 2002, ended 6/30/02          $1.45        $0.49
           -------------------------------------- ---------- ------------
           1st Quarter 2002, ended 3/31/02          $2.90        $1.01
           -------------------------------------- ---------- ------------

DIVIDEND POLICY

         No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

HOLDERS

         There were 138 stockholders of record of the Company's common stock as of December 31, 2003 and 158 stockholders of record as of December 31, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

              None.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

CONTINUING OPERATIONS

         Operating losses from continuing operations decreased from $1,487,120 in 2002 to $439,381 in 2003. The decrease of $1,047,739 was a result of a reduction of $1,003,910 in general and administrative expenses from $1,339,841 in 2002 to $335,931 in 2003, which reflected management's reduced activities resulting from the liquidation of the Minerva Group operations . Depreciation and amortization expenses decreased from $147,279 in 2002 to $103,440 in 2003, a reduction of $43,839. This decrease was a result of the Company adopting SFAS 142 Goodwill and Other Intangible Assets in 2002.

DISCONTINUED OPERATIONS

         On December 10, 2002, we decided to discontinue operations of the Minerva Group of companies, our principal operating wholly owned subsidiaries and classified their operating results as discontinued operations. On March 4,

2003, the Minerva Group of companies was forced into receivership in Brussels, Belgium. For the years ended December 31, 2003 and 2002, the Company's results from the discontinued operations were as follows:

                                     2003                   2002
                                  ---------             ------------
         Revenues                 $ 129,059             $  2,094,198
         Net Loss                 $(220,779)            $ (1,766,381)

         From its acquisition, the Minerva Group was not profitable.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had a deficiency in working capital of $1,785,152. For the year ended December 31, 2003, we generated a net cash flow deficit from operating activities of $30,000 consisting primarily of losses of $660,160, adjusted for a net change in liabilities of $526,720 and depreciation and amortization expense of $103,440. Our cash requirements were met with the proceeds of $30,000 from the sale of our previously owned property and equipment. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

         We have relied mostly on advances from shareholders and sale of our common stock. There is no assurance the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

         As of December 31, 2004, we raised $597,082 in exchange for the issuance of 5,970,820 shares of common stock (and warrants to purchase an additional 5,970,820 shares of common stock at a purchase price of $0.35 per share) in a Regulation S offering to foreign investors that commenced in April of 2004; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

EMPLOYEES

         We have no full or part-time employees. In order to conserve our limited working capital, we currently engage Jacques Mot, our President, as a consultant. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

BUSINESS CONCENTRATION

         During the years ended December 31, 2003, the Company recognized no revenues from continuing operations, and accordingly had no relationships with customers from continuing operations.

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

LACK OF INDEPENDENT DIRECTORS

         We do not have a majority of independent directors on our board of directors and we cannot guarantee that our board of directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, which are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between our stockholders and us generally and the controlling officers, stockholders or directors.

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

Corporate Restructure Recapitalization and reorganization  of Company

The Company has been able to raise funds through a private placement in Europe, which is ongoing. The use of proceeds are to update all filings towards the SEC, reactivate the NGP BT 30, retain plastic engineering professional as well as hiring executives on management level and to built the NGP 350KG first commercially viable machine and plant.

Minerva Group companies Bankruptcies

         As far as Minerva is concerned, significant efforts were made during 2002 in order to close a distribution agreement with IBM and others. Unfortunately this never occurred, as IBM acquired a major competitor to Minerva's product, Rational Corporation, and the existing pipeline at Minerva didn't come through due to the world-wide economic slowdown.

         In an attempt to salvage its investment in Minerva, the Company entered into a Master License Agreement ("License Agreement") with Ikan Finanz AG ("Ikan"), a company formed under the laws of the country of Switzerland, in December 2002. Ikan also acquired most of Minerva' personnel.

         The license granted to Ikan the exclusive use of certain proprietary intellectual property owned and developed by Minerva, in exchange for the acquisition of certain assets (consisting primarily of office and computer equipment and peripherals), assumption of certain trade debts, and continued employment of most Minerva personnel, in exchange for stipulated royalty payments based upon sales of the Minerva licensed product.

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

ITEM 7. FINANCIAL STATEMENTS

         The following financial statements are included herewith. The Company's audited Financial Statements as of and for the fiscal year ended December 31, 2003 and December 31, 2002.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

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


ITEM 8B. OTHER INFORMATION

  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

         The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2003:

         Name                Age     Position and Offices with the Company
--------------------------------------------------------------------------------
         Jacques Mot         47      Chairman of the Board of Directors
         Marcel Rokegem      54      Director

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

         Marcel Rokegem has served as a Director since 1999. As of 1991 he acted as an independent investment consultant. From 1987 to 1991 he was co-founding partner and director of Euro Suisse Securities, a member of the London Stock Exchange. From 1982 to 1987 he was co-founding partner and director of Jesup and Lamont International, an affiliate of Jesup and Lamont Securities Co., a member of the New York Stock Exchange and one of the oldest Wall Street firms. Prior to that Mr. Rokegem was partner in charge of the international department of Biard, Hombergen, Pringiers and Co., a member of the Brussels Stock Exchange. He started his career with Kredietbank in Brussels where he was responsible for international equity trading and sales. He attended the Antwerp Jesuit University where he studied AES (Applied Economic Science). He is a diploma holder from I.S.M.A. and is an officially recognized insurance consultant.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chairman and Chief Executive Officer, as well as officers of the Company who were paid at a rate in excess of $100,000 per annum for the year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                        Long-Term Compensation
------------------ -------- ---------------------------------------- ----------------------------------------------- --------------
                                                                                 Awards                Payouts
------------------ -------- --------------- ---------- ------------- -------------------------------- -------------- --------------
                                                          Other                        Securities
                                                         Annual        Restricted      Underlying                      All Other
Name and                                                 Compen-         Stock          Options/         LTIP           Compen-
Principal                     Salary         Bonus       sation         Award(s)          SARs          Payouts         sation
Position           Year        ($)            ($)          ($)            (#)             (#)             ($)             ($)
------------------ -------- --------------- ---------- ------------- --------------- ---------------- -------------- --------------
Jacques Mot
Chairman           2002     $388,060*                                                  1,100,000
                   2003     $324,000*
------------------ -------- --------------- ---------- ------------- --------------- ---------------- -------------- --------------

* Salaries accrued, but not paid due to the Company's lack of liquidity.

Employment Agreements

         We entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000.00 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of the Company and he receives the same compensation as he received under his Employment Agreement.

Compensation of Directors

         Currently members of our Board of Directors do not receive any compensation for service on our Board. We expect that a compensation plan for Directors will be adopted in the future and Directors are eligible to receive options under our existing stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of December 31, 2003, regarding beneficial ownership of our common stock by

         - each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;
         -   each of our directors;
         -   each of the named executive officers; and
         -   all of our current executive officers and directors as a group.

Name of                      Number of Shares
Beneficial Owner           Beneficially Owned(1)     Percent of Class (1)
----------------           ---------------------     --------------------
Icare BVBA(2)                    3,715,119                  16.77%
Rapide BVBA(3)                   3,715,119                  16.77%
Jacques Mot(4)                   1,200,000                   5.42%
Marcel Rokegem                      50,000                   0.23%

All executive officers and
directors as a group             1,250,000                   5.64%

-----------
(1) Shares of common stock subject to warrants currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2) Includes shares restricted common owned by Icare BVBA (3,648,658) and Robert Jordaens (66,461).

(3) Includes shares owned by Rapide BVBA (3,648,658) and Rene de Vleeschauwer (66,461).

(4) Includes 1,100,000 vested options to purchase common stock @ $1.18 per share and 100,000 shares of common stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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


ITEM 13. EXHIBITS LIST

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

         +++ (xvi) Consulting Agreement by and between New Generation Partners, Inc and Jacques Mot dated as of July 5, 2000.

         * (xvii) Master License Agreement between Minerva Softcare NV and Ikan Finanz AG effective as of December 31, 2002

         * (xviii)Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

         ++ (21)        Subsidiaries of the Registrant

            (31.1) Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

            (32.1) Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

------------
+ Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++ Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

^ Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.

# Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.

* Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.

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

***   Incorporated by reference to the Company's Form 8-K filed on February 28,
      2001

****  Incorporated by reference to the Company's Form 8-K filed on March 12,
      2001

+++ Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to New Generation Holdings, Inc. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

Fee Category                  Fiscal 2003 Fees        Fiscal 2002 Fees
-------------                 ----------------        ----------------
Audit Fees                      $          0            $   164,079
Audit-Related Fees                        --                     --
Tax Fees                                  --                     --
All Other Fees                            --                     --

Total Fees                      $          0            $   164,079

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2003 or 2002.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2003 or 2002.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2003 or 2002.

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

                                        New Generation Holdings, Inc.
                                        (Registrant)

                                        /s/ Jacques Mot
                                        -----------------------------
                                        Jacques Mot
                                        (Chief Presiding Officer)

         In accordance with the Exchange Act, this report has been signed below on March 16, 2005 by the following persons in the capacities indicated:

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

                           DECEMBER 31, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          NEW GENERATION HOLDINGS, INC.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------------

                                                                            Page
                                                                          ----

Report of Independent Registered Certified Public Accountants              F-3

Consolidated Balance Sheet at December 31, 2003                            F-4

Consolidated Statements of Losses and Comprehensive Losses
for the two years ended December 31, 2003 and 2002                         F-5

Consolidated Statement Deficiency in Stockholders' Equity for
  the two years ended December 31, 2003                                    F-6

Consolidated Statements of Cash Flows for the two
  years ended December 31, 2003 and 2002                                   F-7

Notes to Consolidated Financial Statements                           F-8 - F-21

          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
New Generation Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. and subsidiaries ("Company") as of December 31, 2003, and the related consolidated statements of losses, comprehensive loss, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note K to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note K. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI  LLP
                               ---------------------------------------------
                               Russell Bedford Stefanou Mirchandani  LLP
                               Certified Public Accountants

New York, New York

January 11 , 2005

                          NEW GENERATION HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $         --
                                                                   ------------
       Total current assets                                                  --

OTHER ASSETS:
Patents, net of accumulated amortization of $486,989 (Note C)            30,210
                                                                   ------------

                                                                    $     30,210

           LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities (Notes H and J)        $  1,785,152
                                                                   ------------
       Total current liabilities                                      1,785,152


Commitments and contingencies (Note I)

DEFICIENCY IN STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
  none issued or outstanding                                                 --
Common stock, $0.001 par value; 50,000,000 shares authorized,
  21,056,690 shares issued and outstanding at December 31, 2003          21,056
Additional paid-in capital                                           29,636,054
Accumulated deficit                                                 (31,412,052)
                                                                   ------------
       Total deficiency in stockholders' equity                      (1,754,942)
                                                                    $     30,210
                                                                   ============


           See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
           CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

                                                            Year Ended          Year Ended
                                                        December 31, 2003   December 31, 2002
                                                        -----------------   -----------------
OPERATING EXPENSES:
   General and administrative                              $    335,941       $  1,339,841
   Depreciation and amortization                                103,440            147,279
                                                           ------------       ------------
   Total Operating Expenses                                    (439,381)        (1,487,120)

Loss from operations                                           (439,381)        (1,487,120)
                                                           ------------       ------------
Loss before income taxes, discontinued operations and
  cumulative effect of accounting change                       (439,381)        (1,487,120)
Income taxes (benefit)                                               --                 --
                                                           ------------       ------------
Loss before discontinued operations and cumulative
  effect of accounting change                                  (439,381)        (1,487,120)
Loss from discontinued operations, net of tax                  (220,779)        (1,766,381)
                                                           ------------       ------------
Loss before cumulative effect of accounting change             (660,160)        (3,253,507)
Cumulative effect of accounting change                               --        (15,456,141)
                                                           ------------       ------------
Net loss                                                   $   (660,160)      $(18,709,642)
                                                           ============       ============

(Loss) per common share (basic and assuming dilution)      $      (0.03)      $      (0.89)
Continuing Operations                                             (0.02)             (0.08)
Discontinued Operations                                           (0.01)             (0.08)
Cumulative effect of accounting change                               --              (0.73)

Shares used to compute basic and diluted net loss per
  common share                                               21,056,690         21,024,312


COMPREHENSIVE  LOSS:
           Net loss                                        $   (660,160)      $(18,709,642)
           Foreign currency translation (loss) gain                  --             21,665
                                                           ------------       ------------
COMPREHENSIVE LOSS                                         $   (660,160)      $(18,687,977)
                                                           ============       ============

           See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
          CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                    FOR THE TWO YEARS ENDED DECEMBER 31, 2003

                                                                                                      Accumulated
                                              Common Stock             Additional                        other
                                        ---------------------------     paid-in      Accumulated     comprehensive
                                           Shares         Amount        capital        deficit           income          Total
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2001              20,887,110   $     20,887   $ 29,438,128   $(15,925,051)   $    (21,655)   $ 13,512,309
Issuance of common stock in exchange
  for services rendered                      169,480            172        197,923             --              --         198,095
Currency translation adjustment                   --             --             --             --          21,655          21,655
Net Loss                                          --             --             --    (18,709,642)             --     (18,709,642)
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2002              21,056,690         21,059     29,636,051    (34,634,693)             --      (4,977,583)
Disposition of  previously controlled
  wholly and majority owned
  subsidiaries, net                               --             --             --      3,882,801              --       3,882,801
Currency translation adjustment                   --             --             --             --              --              --
Net Loss                                          --             --             --       (660,160)             --        (660,160)
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 2003              21,056,690   $     21,059   $ 29,636,051   $(31,412,052)   $         --    $ (1,754,942)
                                        ============   ============   ============   ============    ============    ============


           See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended      Year Ended
                                                             December 31,    December 31,
                                                                 2003            2002
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year from continuing operations                 $   (439,381)   $(16,943,261)
Adjustments to reconcile net loss to net cash used in
    operating activities:
Loss from discontinued operations                                (220,779)     (1,766,381)
Cumulative change in accounting                                        --      15,456,147
Depreciation and amortization                                     103,440         147,279
Equity issued in exchange for services                                 --         198,095
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Change in assets, net                                                  --       3,036,920
Change is liabilites, net                                         526,720      (1,116,898)
                                                             ------------    ------------
Net cash used in operating activities                             (30,000)       (988,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) disposal of property, plant and equipment, net          30,000              --
                                                             ------------    ------------
Net cash provided by (used in) investing activities                30,000              --

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder advances, net                                --         200,000
                                                             ------------    ------------
Net cash provided by financing activities                              --         200,000

Net increase in cash and cash equivalents                               0        (788,099)
   Cash and cash equivalents at beginning of period                     0         788,099
                                                             ------------    ------------
   Cash and cash equivalents at end of period                $          0    $          0
                                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                    $         --    $         --
   Cash paid during the year for income taxes                          --              --
   Common stock issued in exchange for services                        --         198,095


           See accompanying notes to consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

The consolidated financial statements include the accounts of the Company, and domestic and foreign subsidiaries that are more than 50% owned and controlled. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement&

Discontinued Operations and Deconsolidation

Through December, 2003, the Company was also engaged, through a group of wholly and majority- subsidiaries, Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A (the "Minerva Group", or "Minerva"), in the development of mainframe computer system software solutions in the life cycle management, data warehousing and data modeling sectors in Europe. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands.

In December, 2003, due to the lack of liquidity and decreased sales, the Minerva Group began winding down its operations. Subsequently, the Minerva Group ceased operating and on April 7, 2003 was forced into an involuntary receivership under the laws of the Country of Belgium. The Belgium Court appointed a Trustee to oversee the Minerva liquidation and foreclosed on substantially all of its assets. Accordingly, the Minerva Group's results have been accounted for as a discontinued operation and all periods shown have been restated to reflect discontinued operations accounting.

As a result of the placement of the Minerva Group into an involuntary receivership and liquidation, the Company's control of the Minerva Group ceased, and accordingly, the Company has deconsolidated the Minerva Group as of April 7, 2003 by reducing consolidated retained earnings (deficit) in the amount of the net liabilities of the Minerva Group of $3,882,801.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The consolidated financial statements have been restated to present the Minerva Group's operations as a discontinued operation. Operating results of discontinued operations for the period January 1, 2003 through April 7, 2003 and the year ended December 31, 2002 are summarized as follows:

                                                 2003               2002
                                                 ----               ----
       Net sales                              $   129,059       $  2,094,197
       Income (loss) before income taxes         (220,779)        (1,766,381)
       Income taxes (benefit)                          --                 --
                                              -----------       ------------
       Net income (loss)                      $  (220,779)      $ (1,766,381)
                                              ===========       ============

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $660,160 and $18,709,642 for the years ended December 31, 2003 and 2002, respectively, and has an accumulated deficit of $31,412,052 as of December 31, 2003. In addition, the Company's current liabilities exceeded its current assets by $1,785,152 as of December 31, 2003. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company's customer base. The Company's customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. There was no allowance for doubtful accounts at December 31, 2003.

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Product Development Costs

Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. For the years ended December 31, 2003 and 2002, product development costs were not material to the consolidated statement of operations.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2003 and 2002, advertising costs were not material to the consolidated statement of operations.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2003 and 2002 and for subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note F):

                                                                  2003            2002
                                                             ------------    ------------
Net loss - as reported                                       $   (660,160)   $(18,709,642)
Add: Total stock based employee compensation expense as
  reported under intrinsic value method (APB. No. 25)                  --              --
Deduct: Total stock based employee compensation expense
  as reported under fair value based method (SFAS No. 123)             --      (2,097,300)
                                                             ------------    ------------
Net loss - Pro Forma                                         $   (660,160)   $(20,806,942)
Net loss attributable to common stockholders - Pro forma     $   (660,160)   $(20,806,942)
Basic (and assuming dilution) loss per share - as reported   $      (0.03)   $      (0.88)
Basic (and assuming dilution) loss per share - Pro forma     $      (0.03)   $      (0.99)

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE B - GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142 (CONTINUED)


The following table presents the impact of SFAS 142 on net income (loss) and net income (loss) per share had SFAS 142 been in effect for the year ended December 31, 2002:

                                                        Year ended
                                                    December 31, 2002
                                                    -----------------
           Net (loss)                                 $(18,709,642)
           Adjustments:
           Amortization of goodwill                             --
           Impairment of goodwill                       15,456,141
                                                      ------------
           Adjusted Net Loss                          $ (3,253,501)
                                                      ============
           Shares used to compute basic and
             diluted net loss per common share          21,024,312
           Adjusted basic and diluted
              net loss per common share               $      (0.15)
                                                      ============
           Reported basic and diluted
              net loss per common share               $      (0.88)
                                                      ============

NOTE C-INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

The costs and accumulated amortization of intangible assets at December 31, 2003 are summarized as follows:

         Patents and related costs          $517,199
         Less: accumulated amortization      486,989
                                            --------
         Intangible assets, net             $ 30,210
                                            ========

Amortization expense included as a charge to income amounted to $103,400 in each of the years ended December31, 2003 and 2002, respectively.

NOTE D -CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2003 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares are outstanding at December 31, 2003.

In 2002, the Company issued 169,580 shares of common stock in exchange for $198,095 of services rendered in 2002.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE E- WARRANTS AND STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                            Weighted Average         Weighted                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------
      $1.18- $9.50       4,100,000                3.25                $1.33                          $1.33

Transactions involving stock options issued to employees are summarized as follows:

                                                 Number of   Weighted Average
                                                   Shares    Price Per Share
                                                 ---------   ----------------
       Outstanding at January 1, 2002                   --               --
          Granted                                4,100,000             1.33
          Exercised                                    (--)              --
          Canceled or expired                          (--)              --
                                                 ---------    -------------
       Outstanding at December 31, 2002          4,100,000    $        1.33
          Granted                                       --               --
          Exercised                                    (--)              --
          Canceled or expired                          (--)              --
                                                 ---------    -------------
       Outstanding at December 31, 2003          4,100,000    $        1.33
                                                 =========    =============

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows
                                                              2003       2002
                                                              ----       ----
       Weighted average grant date fair value per share:       N/A     $ 1.40
       Significant assumptions (weighted-average):
          Risk-free interest rate at grant date                N/A        4.0%
          Expected stock price volatility                      N/A         26%
          Expected dividend payout                             N/A         --
          Expected option life-years (a)                       N/A          5

         (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(660,160) and $(0.03) in 2003 and $(20,806,942) and $(0.99) in 2002 , respectively.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE E - WARRANTS AND STOCK OPTIONS (CONTINUED)


Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2003.

                    Warrants Outstanding                      Warrants Exercisable
                    --------------------                      --------------------
                                    Weighted Average
                         Number     Contractual Life       Number       Weighted Average
   Exercise prices:   Outstanding        (Years)         Exercisable     Exercise Price
   ---------------    -----------   ----------------     -----------    ----------------
        $  6.00        2,960,706           1.5            2,960,706            $ 6.00
           8.00           91,400           2.2               91,400              8.00
          12.00          115,000           2.2              115,000             12.00
           1.80          141,111           2.0              141,111              1.80
                       ---------                          ---------            ------
                       3,308,217           2.0            3,308,217            $ 6.00
                       =========         =====            =========            ======


Transactions involving the Company's warrant issuance are summarized as follows:

                                        Number of   Weighted Average
                                          shares     Exercise Price
                                        ---------   ----------------
   Outstanding at January 1, 2002       3,308,217           6.00
   Granted                                     --             --
   Exercised                                   --             --
   Cancelled                                   --             --
                                                       ---------
   Outstanding at December 31, 2002     3,308,217           6.00
   Granted                                     --             --
   Exercised                                   --             --
   Cancelled                                   --             --
                                                       ---------
   Outstanding at December 31, 2003     3,308,217      $    6.00
                                        =========      =========

NOTE F - INCOME TAXES

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

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE F - INCOME TAXES (CONTINUED)

Components of deferred tax assets as of December 31, 2003 are as follows:

          Non Current:
                 Net operating loss carryforward        $ 4,800,000
                 Valuation allowance                     (4,800,000)
                                                        -----------
                 Net deferred tax asset                 $        --
                                                        ===========


NOTE G - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                     2003              2002
                                                     ----              ----
    Net loss available for common shareholders    $ (660,160)    $ (18,709,642)
                                                  ===========    ==============
    Basic and fully diluted loss per share        $    (0.03)    $       (0.88)
                                                  ===========    ==============
    Weighted average common shares outstanding     21,056,690        21,024,312
                                                  ===========    ==============


NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 are as follows:

        Accounts payable                          $   407,574
        Accrued expenses                            1,340,080
                                                  -----------
        Total                                       1,785,152
                                                  ===========

Included in accrued expenses are unpaid consulting fees of $712,000 and an unsecured loan in the principal amount of $200,000 due the President of the Company (see Note J).

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE I - CONTINGENCIES AND COMMITMENTS


Lease Commitments

In early 2003, the Company terminated its lease for office space for its cooperate offices in Geneva, Switzerland.

Rent expense included as a charge to operations amounted to $0 and $36,408 for the years ended December 31, 2003 and 2002, respectively.

Employment and Consulting Agreements

The Company has an employment agreement with the Company's President and Chief Executive Officer. In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation

In December 2001, a former Director of Minerva filed a complaint against Minerva in Belgium. The complaint alleges a breach of employment contract and reimbursement of certain expenses. In 2001, the Company recorded a pre-tax charge of $77,000 to reserve for this claim and other related costs. The charge is reflected in selling, general and administrative expenses in the 2001 consolidated statement of losses. At December 31, 2003, the remaining liability for this obligation was $77,000 and was classified as an accrued expense in the consolidated balance sheet.

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

NOTE J - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company's President advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due the Company's President at December 31, 2003 is $200,000 and is included in accrued expenses (see Note H).

NOTE K - GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $660,160 and $18,709,642 for the years ended December 31, 2003 and 2002, respectively, and has an accumulated deficit of $31,412,052 as of December 31, 2003. The Company has discontinued substantially all operations and incurred negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                          NEW GENERATION HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE K - GOING CONCERN MATTERS (CONTINUED)

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

NOTE L - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements , the Company raised $597,082 in exchange for the issuance of 5,970,820 shares of common stock (and warrants to purchase an additional 5,970,820 shares of common stock at a purchase price of $0.35 per share) in a Regulation S offering to foreign investors that commenced in April of 2004.