Form 10QSB
period 2004-03-31
NEW GENERATION HOLDINGS INC
filed 2005-05-12
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

As of March 31, 2004, the issuer had 21,056,690 shares of Common Stock, par value $.001 per share, outstanding. As of May 1, 2005 the issuer had 27,754,510 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                           F1-F9

ITEM 2      PLAN OF OPERATION                                                 10

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13

            CONTROLS AND PROCEDURES
ITEM 4                                                                        13
            OTHER INFORMATION
PART II                                                                       13
            LEGAL PROCEEDINGS
ITEM 1                                                                        13
            CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 2                                                                        14
            DEFAULTS UPON SENIOR SECURITIES
ITEM 3                                                                        14
            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 4                                                                        14
            OTHER INFORMATION
ITEM 5                                                                        14
            EXHIBITS
ITEM 6
            SIGNATURES

            CERTIFICATES

PART 1    FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at March 31, 2004 and the consolidated statements of losses and consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                          NEW GENERATION HOLDINGS, INC.

                          Index to Financial Statements



Condensed Consolidated Balance Sheet at March 31, 2004                       F-3
Condensed Consolidated Statements of Losses for the the three months
   ended March 31, 2004 and 2003                                             F-4
Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2004 and 2003                                             F-5
Notes to Condensed Consolidated Financial Statements                   F-6 - F-9

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                 March 31, 2004
                                                                   (unaudited)
                                                                   -----------
Assets
Current assets :
Cash                                                             $     106,233
Patents, net                                                             4,350
                                                                 -------------
                                                                 $     110,583
                                                                 =============
Liabilities and (Deficiency in) Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities                          $  1,867,153
                                                                 -------------
Total current liabilities                                            1,867,153
(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000
authorized, none issued and outstanding at March 31, 2004                   --
Common stock, par value $.001 per share; 50,000,000
authorized, 21,056,690  issued and outstanding at
March 31, 2004                                                          21,055
Common stock subscribed                                                107,500
Additional paid-in capital                                          29,636.054
Accumulated deficit                                               (31,521,179)
                                                                 -------------
Total (deficiency in) stockholders' equity                         (1,756,570)
                                                                 $     110,583
                                                                 =============


See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED

                                               For the three months
                                                     March 31,
                                            2004                  2003
                                            ----                  ----
Operating expenses:
Selling, general and                      $   83,267            $   83,200
administrative expenses
  Depreciation and
  amortization                                25,860                25,860
                                          ----------            ----------

Total operating expenses                     109,127               109,060

Loss from continuing operations,
before discontinued operations             (109,127)             (109,060)

Income (taxes) benefit                            --                    --
                                          ----------            ----------
Loss from continuing operations,
before discontinued operations             (109,127)             (109,060)
Loss from discontinued
operations                                        --             (220,799)
                                          ----------            ----------
Net  (loss)                               $(109,127)            $(329,839)
                                          ==========            ==========

Income (loss) per common share
(basic and assuming dilution):            $    (.01)            $   (0.02)
                                          ----------            ----------


Continuing Operations                     $   (0.01)            $   (0.01)
Discontinued Operations                           --                (0.01)

Weighted Average Shares Outstanding       21,056,690            21,056,690


See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                 For the three months ended March 31,
                                                                    2004                     2003
                                                                    ----                     ----

Net cash (used in) operating activities                          $      --              $  (30,000)

Cash Flows from Investing Activities                                    --                  30,000

Cash Flows from Financing Activities                               107,500                      --

Net (decrease) in cash and cash equivalents
Cash and cash equivalents at beginning of period                        --              $       --
Cash and cash equivalents at end of period                       $ 106,233              $       --
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest                      $      --              $       --
   Cash paid during the period for taxes                                --                      --
   Common stock issued for services                                     --                      --


See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

                                                Three Months Ended             Three Months Ended
                                                   March 31, 2004                 March 31, 2003
       Net sales                                    $         --                    $   129,059
       Income (loss) before income taxes                      --                      (220,779)
       Income taxes (benefit)                                 --                             --
                                                    ------------                    ------------
       Net income (loss)                            $         --                    $  (220,779)

Stock Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock Based Compensation Transition and Disclosure an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company did not make any stock compensation awards during the periods presented.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)
Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                      For the three months ended
                                                               March 31,
                                                          2004           2003
                                                          ----           ----
Net loss - as reported                                  (107,860)    $(329,839)
Add: Total stock based employee compensation
expense as reported under intrinsic value method               --            --
(APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method              --            --
(SFAS No. 123)
Net loss - Pro Forma                                    (107,860)     (329,839)
Net loss attributable to common stockholders - Pro
forma                                                   (107,860)     (329,839)
Basic (and assuming dilution) loss per share - as
reported                                                    (.01)        (0.02)
Basic (and assuming dilution) loss per share - Pro
forma                                                   $   (.01)      $ (0.02)


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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)
NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2004 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at March 31, 2004.

NOTE C - SUBSEQUENT EVENTS

Beginning in March of 2004, the Company has engaged in a Regulation S offering to offshore investors. In this offering, a total of $1,344,720.00 has been raised and 13,447,820 shares of common stock and warrants to purchase an additional 10,322,820 shares of common stock have been issued. Of the $1,344,720.00 raised in this offering, $123,330 was subscribed for through March 31, 2004 and is reflected on Company's balance sheet as of such date; however, the common stock and warrants for such subscriptions were not issued until July of 2004.

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

Due to a lack of liquidity, we did not timely file any of our public filings commencing with our annual report for the year ended December 31, 2002 through our annual report for the year ended December 31, 2004. We anticipate filing any remaining delinquent filings in the near future. We then will file our required quarterly and annual reports for the year ended December 31, 2005. We also intend to file with the SEC proxy materials for the purposes of among other things electing directors and selecting the Company's independent auditors.

Current Operations

As a result of the Minerva Group's operations ceasing in 2003, we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to finance and market our plastic polymers processing technology.

Liquidity and Capital Resources

As of March 31, 2004, we had a working capital deficit of $ 1,867,153. We generated no cash flow from operations during the three month period ended March 31, 2004. During the period ended March 31, 2004, we received $123,330 in the form of subscriptions in connection with the private placement of our restricted common stock.

While we have raised capital to meet our working capital and financing needs in the past, aadditional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

Beginning in March of 2004, the Company has engaged in a Regulation S offering to offshore investors. In this offering, a total of $1,344,720.00 has been raised and 13,447,820 shares of common stock and warrants to purchase an additional 10,322,820 shares of common stock have been issued. Of the $1,344,720.00 raised in this offering, $123,330 was subscribed for through March 31, 2004 and is reflected on Company's balance sheet as of such date; however, the common stock and warrants for such subscriptions were not issued until July of 2004.

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

The independent auditors report on our December 31, 2003 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

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

Product Research and Development

We anticipate incurring research and development expenditures during the next 12 months in the approximate amount of $625,000.

Acquisition or Disposition of Plant and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

Number of Employees

As of March 31, 2004, we had no employees. Currently, Jacques Mot is our only employee.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is not exposed to foreign currency risk due to the Company's revenue transactions being conducted in U.S. dollars.

ITEM 4. CONTROLS AND PROCEDURES

   Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31,2004 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.
Changes in Internal Controls

There were not significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes but recognize the inevitability of legal action in today's business environment as an unfortunate price of conducting business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   (a) During the first quarter, the Company sold a total of 1,233,300 shares of its common stock and warrants to purchase an additional 1,233,300 shares of its common stock to offshore investors for an aggregate purchase price of $123,330 in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance. Although the shares and warrants were subscribed for in March of 2004, they were not issued until July of 2004. During the period April 1, 2004 through the date of this filing, the Company raised an additional $1,221,452 in exchange for the issuance of 12,214,520 shares of common stock (and warrants to purchase an additional 9,089,520 shares of common stock at a purchase price of $0.35 per share) in reliance upon Regulation S.

   (b)   None

   (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES
Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)
01/01/04-01/31/04        0                $ 0                    0                                 0
02/01/04-02/28/04        0                $ 0                    0                                 0
03/01/04-03/31/04        0                $ 0                    0                                 0

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

NEW GENERATION HOLDINGS, INC.


May 12, 2005

/s/ Jacques Mot

Jacques Mot
President, Chief Financial Officer, Secretary and Director