Form 10QSB
period 2004-06-30
NEW GENERATION HOLDINGS INC
filed 2005-05-23
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of June 30, 2004, the issuer had 21,056,690 shares of Common Stock, par value $.001 per share, outstanding. As of May 15, 2005, the issuer had 34,504,510 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                           F1-F9

ITEM 2      PLAN OF OPERATION                                                  2

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         3

ITEM 4      CONTROLS AND PROCEDURES                                            3

PART II     OTHER INFORMATION
                                                                               4
ITEM 1      LEGAL PROCEEDINGS
                                                                               4
ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS
                                                                               5
ITEM 3      DEFAULTS UPON SENIOR SECURITIES
                                                                               5
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                                                               5
ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS                                                           5

            SIGNATURES                                                         6

            CERTIFICATES

PART 1    FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at June 30, 2004 and the consolidated statements of losses and consolidated statements of cash flows for the three and six months ended June 30, 2004 and 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheet at June 30, 2004                        F-3
Condensed Consolidated Statements of Losses for the three and
  six months ended June 30, 2004 and 2003                                    F-4
Condensed Consolidated Statements of Cash Flows for the six
  months ended June 30, 2004 and 2003                                        F-5
Notes to Condensed Consolidated Financial Statements                   F-6 ~ F-9

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                   June 30, 2004
                                                                    (unaudited)
                                                                   ------------
ASSETS
Current assets :
  Cash and cash equivalents                                        $     14,429

Total  current assets                                              $     14,429
                                                                   ------------


LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                         $  1,723,139
Total  current liabilities                                            1,723,139


(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 authorized,
none issued and outstanding at June 30, 2004                                 --
Common stock, par value $.001 per share; 50,000,000 authorized,
21,056,690 issued and outstanding at June 30, 2004                       21,055
Common stock subscribed                                                 336,459
Additional paid-in capital                                           29,636,054
Accumulated deficit                                                 (31,702,279)
                                                                   ------------
Total (deficiency in) stockholders' equity                           (1,707,889)
                                                                   $     14,429
                                                                   ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED

                                    For the three months              For the six months
                                           June 30,                        June 30,
                                           --------                        --------
                                     2004             2003             2004              2003
                                 ------------    ------------    ------------    ------------
Operating expenses:
  Selling, general and
  administrative expenses        $    102,241    $     86,567    $    184,241    $    169,767

  Amortization and
  depreciation                          4,350          25,860          30,210          51,720
  Research and development             82,954              --          82,594              --
                                 ------------

Total operating expenses              189,545         112,427         297,405         221,487
Exchange Gain                           8,445                           7,178
Loss from continuing
operations, before income
taxes and discontinued
operations                           (181,100)       (112,427)       (290,227)        (221,457)
Income (taxes) benefit                     --              --              --               --
                                 ------------    ------------    ------------    ------------
Loss from continuing
operations, before
discontinued operations              (181,100)       (112,427)       (290,227)       (221,457)
Loss from discontinued
operations                                 --              --              --        (220,779)
                                 ------------    ------------    ------------    ------------
Net  (loss)                          (181,100)       (112,427)       (290,227)       (442,266)
Net loss applicable to common
shares                           $   (181,100)   $   (112,427)   $   (290,227)   $   (442,266)
Income (loss) per common share
(basic and assuming dilution):
                                 $       (.01)   $      (0.01)   $       (.01)   $      (0.02)

Continuing Operations                    (.01)          (0.01)           (.01)          (0.01)
Discontinued Operations                    --           (0.00)             --           (0.01)

Weighted Average Shares
Outstanding                        21,056,690      21,056,690      21,056,690      21,056,690

See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                            For the six months
                                                              ended June 30,
                                                            2004         2003
                                                         ---------    ---------

Net cash (used in) operating activities                  $(322,030)   $ (30,000)

Cash Flows from Investing Activities                            --       30,000

Cash Flows from Financing Activities                       336,459           --

Net (decrease) in cash and cash equivalents                 14,429           --
Cash and cash equivalents at beginning of period                --           --
Cash and cash equivalents at end of period               $  14,429    $      --
                                                         =========    =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for interest               $      --    $      --
  Cash paid during the period for taxes                         --           --

See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

Business and Basis of Presentation

New Generation Holdings, Inc. (the "Company"), was formed under the laws of the State of Delaware in April, 1999. The Company is currently inactive with no significant operations and is seeking to develop and market within Europe, through its wholly subsidiary, New Generation Plastic, Inc., a proprietary technology designed to process two or more discrete plastic polymers.

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)


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

The consolidated  financial statements have been restated to present the Minerva
operations  as  a  discontinued  operation.   Operating  results  of  discounted
operations are summarized as follows:

                                           Six Months Ended     Six Months Ended
                                            June 30, 2004         June 30, 2003
                                           ----------------     ----------------
       Net sales                              $      --            $  129,059
       Income (loss) before income taxes             --              (220,779)
       Income taxes (benefit)                        --                    --
       Net income (loss)                      $      --            $ (220,779)


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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                         For the three months ended           For the six months ended
                                                                  June 30                              June 30
                                                           2004              2003              2004               2003
                                                           ----              ----              ----               ----
Net loss - as reported                                  $ (181,100)       $(112,419)        $ (290,227)        $(442,266)
Add: Total stock based employee compensation
expense as reported under intrinsic value method
(APB. No. 25)                                                   --               --                 --                --
Deduct: Total stock based employee compensation
expense as reported under fair value based method
(SFAS No. 123)                                                  --               --                 --                --
Net loss - Pro Forma                                      (181,100)        (112,419)          (290,227)         (442,266)
Net loss attributable to common stockholders - Pro        (181,100)        (112,419)          (290,227)         (442,266)
forma
Basic (and assuming dilution) loss per share - as             (.01)           (0.01)              (.01)             (.02)
reported
Basic (and assuming dilution) loss per share - Pro            (.01)           (0.01)              (.01)             (.02)
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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)
NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2004 the Company has issued and outstanding 21,056,690 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at June 30, 2004.

NOTE C - SUBSEQUENT EVENTS

Beginning in March of 2004, the Company has engaged in a Regulation S offering to offshore investors. In this offering, a total of approximately $1,300,000 has been raised and 13,447,820 shares of common stock and warrants to purchase an additional 10,322,820 shares of common stock have been issued. Of the approximately $1,300,000 raised in this offering, approximately $225,000 was subscribed for during the three month period ended June 30, 2004 and approximately $330,000 was subscribed for during the six month period ended June 30, 2004 and is reflected on Company's balance sheet as of such date; however, the common stock and warrants for such subscriptions were not issued until July of 2004.

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

Due to a lack of liquidity, we did not timely file any of our public filings commencing with our annual report for the year ended December 31, 2002 through our quarterly report for the period ended March 31, 2005. We anticipate filing any remaining delinquent filings in the near future. We also intend to file with the SEC proxy materials for the purposes of among other things electing directors and selecting the Company's independent auditors.

 CURRENT OPERATIONS

As a result of the Minerva Group's operations ceasing in 2003, we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to finance and market our plastic polymers processing technology.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had a working capital deficit of $1,708,711. We generated no cash flow from operations during the three month period ended June 30, 2004. During the three month period ended June 30, 2004 and the six month period ended June 30, 2004, we received approximately $225,000 and $330,000, respectively, in the form of subscriptions in connection with the private placement of our restricted common stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

Beginning in March of 2004, the Company has engaged in a Regulation S offering to offshore investors. In this offering, a total of approximately $1,300,000 has been raised and 13,447,820 shares of common stock and warrants to purchase an additional 10,322,820 shares of common stock have been issued. Of the approximately $1,300,000 raised in this offering, approximately $225,000 was subscribed for through the three month period ended June 30, 2004 and approximately $330,000 was subscribed for through the six month period ended June 30, 2004 and is reflected on Company's balance sheet as of such date; however, the common stock and warrants for such subscriptions were not issued until July of 2004.

We currently have no committments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

PRODUCT RESEARCH AND DEVELOPMENT

During the three month period ended June 30, 2004, we spent $82,954 on product development expenses. We have spent approximately $195,000 from June 30, 2004 through May 1, 2005 on product development expenses. Subject to receipt of additional financing, we expect to spend approximately an additional $350,000 from May through December 2005 on product development expenses; however we do not have commitments for such financings as of the date of this filing.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

As of June 30, 2004, we had no employees. Currently, Jacques Mot is our only employee.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2004 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

       (a) During the period April 1, 2004 through June 30, 2004, the Company received subscriptions for a total of 2,148,000 shares of its common stock and warrants to purchase an additional 2,148,000 shares of its common stock to offshore investors in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance. Although the shares and warrants were subscribed for during the second quarter of 2004, they were not issued until July of 2004. In connection with such subscriptions, the Company received approximately $225,000 (U.S.) giving effect to exchange rates.
       (b)    None
       (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:


                      ISSUER PURCHASES OF EQUITY SECURITIES

Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)
04/01/04-04/30/04        0                $ 0                    0                                 0
05/01/04-05/31/04        0                $ 0                    0                                 0
06/01/04-06/30/04        0                $ 0                    0                                 0

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

May 23, 2005


/s/ Jacques Mot
---------------
Jacques Mot
President, Chief Financial Officer, Secretary and Director