Form 10QSB
period 2004-09-30
NEW GENERATION HOLDINGS INC
filed 2005-05-27
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 245 Park Avenue
                                   39th Floor
                               New York, NY 10022
               (Address of principal executive offices) (Zip Code)

                                 (516) 622-9200
                          (Issuer's telephone number)

               c/o Westerman Ball Ederer Miller & Sharfstein, LLP
                              170 Old Country Road
                                    Suite 400
                             Mineola, New York 11501

      (Former name, address, and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

As of May 15, 2005, the issuer had 34,505,510 shares of Common Stock, par value $.001 per share, outstanding.

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

PART 1    FINANCIAL INFORMATION

--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at September 30, 2004, the consolidated statements of cash flows for the nine month period ended September 30, 2004 and the consolidated statements of losses for the three and nine months ended September 30, 2004 and 2003 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheet at September 30, 2004                   F-3
Condensed Consolidated Statements of Losses for the                          F-4
  three and nine months ended September 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows for the                      F-5
  nine months ended September 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements                   F-6 - F-9

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                             September 30, 2004
                                                                                 (unaudited)
                                                                                 -----------
ASSETS
Current assets :
  Cash and cash equivalents                                                      $     28,254

Total  current assets                                                            $     28,254
                                                                                 ------------

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                       $  1,719,001
Total  current liabilities                                                          1,719,001


(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued and outstanding at September 30, 2004 Common stock, par value $.001 per share;
50,000,000 authorized,
24,430,790 issued and outstanding at September 30, 2004                                24,420
Additional paid-in capital and common stock subscribed.                            30,185,466
Accumulated deficit                                                               (31,900,633)
                                                                                 ------------
Total (deficiency in) stockholders' equity                                         (1,690,747)
                                                                                 $     28,254
                                                                                 ============

           See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED

                                         For the three months             For the nine months
                                             September 30,                   September 30,
                                        2004              2003           2004            2003
                                        ----              ----           ----            ----
Operating expenses:
  Selling, general and
  administrative expenses           $ 124,206          $ 82,000       $ 308,447       $ 251,767

  Amortization and depreciation            --            25,860          30,210          77,580
  Research and development             76,373                --         158,967              --
                                    ---------          --------       ---------       ---------

Total operating expenses              200,579           107,860         497,624         329,347
Exchange Gain                           1,865                --           9,043              --
Loss from continuing
operations, before income
taxes and discontinued
operations                           (198,714)         (107,860)       (488,581)       (329,347)
Income (taxes) benefit                     --                --              --              --
Loss from continuing
operations, before
discontinued operations              (198,714)         (107,860)       (488,581)       (329,347)
Loss from discontinued
operations                                 --                --              --        (220,779)
                                    ---------          --------       ---------       ---------
Net  (loss)                          (198,714)         (107,860)       (488,581)       (550,126)
Cumulative effect of                       --                --              --              --
accounting change
                                    =========          ========       =========       =========
Net loss applicable to common
shares                              $(198,714)        $(107,860)      $(488,581)      $(550,126)
Income (loss) per common
share (basic and assuming
dilution):                               (.00)            (0.01)          (0.02)          (0.03)
Continuing Operations                    (.00)            (0.01)          (0.02)          (0.02)
Discontinued Operations                                       0                           (0.01)

Weighted Average Shares
Outstanding                        24,430,790        21,056,690      24,430,790      21,056,690

           See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                         For the nine months ended September 30,
                                                              2004                    2003
                                                              ----                    ----

Net cash (used in) operating activities                    $(524,522)             $  (30,000)

Cash Flows from Investing Activities, net                    552,776                  30,000

Cash Flows from Financing Activities                                                      --

Net (decrease) in cash and cash equivalents                                               --
Cash and cash equivalents at beginning of period                                          --
                                                                                          --
Cash and cash equivalents at end of period                 $  28,254              $       --
                                                           =========              ==========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                      $      --           $       --
Cash paid during the period for taxes                         $      --           $       --

           See accompanying notes to unaudited condensed consolidated financial statements

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month and nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2003 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

The consolidated  financial statements have been restated to present the Minerva
operations  as  a  discontinued  operation.   Operating  results  of  discounted
operations are summarized as follows:

                                                Nine Months Ended     Nine Months Ended
                                               September 30, 2004     September 30, 2003
       Net sales                                   $      --              $  129,659
       Income (loss) before income taxes                  --              $ (220,779)
       Income taxes (benefit)                             --                      --
       Net income (loss)                           $      --              $ (220,779)


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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                             For the three months ended           For the nine months ended
                                                                     September 30                        September 30
                                                                2004              2003              2004               2003
                                                                ----              ----              ----               ----
Net loss - as reported                                       (198,714)      $ (107,860)          (488,581)        $(550,126)
Add: Total stock based employee compensation
expense as reported under intrinsic value method                     0                0                  0                 0
(APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method                    0                0                  0                 0
(SFAS No. 123)
Net loss - Pro Forma                                         (198,714)        (107,860)          (488,581)         (550,126)
Net loss attributable to common stockholders - Pro
forma                                                        (198,714)        (107,860)          (488,581)         (550,126)
Basic (and assuming dilution) loss per share - as
reported                                                         (.00)           (0.01)             (0.02)            (0.03)
Basic (and assuming dilution) loss per share - Pro
forma                                                          $ (.00)         $ (0.01)             $0.02)         $  (0.03)

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2004 the Company has issued and outstanding 24,430,790 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at September 30, 2004.

NOTE C - SUBSEQUENT EVENTS

Beginning in March of 2004, the Company has engaged in a Regulation S offering to offshore investors. In this offering, a total of approximately $1,300,000.00 has been raised and 13,447,820 shares of common stock and warrants to purchase an additional 10,322,820 shares of common stock have been issued. Of the approximately $1,300,000.00 raised in this offering, $215,000 was subscribed for during the three month period ended September 30, 2004 and approximately $550,000 was subscribed for during the nine month period ended September 30, 2004 and is reflected on Company's balance sheet as of such date; however, the Common Stock and Warrants for such subscriptions were not issued until November of 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had a working capital deficit of $1,690,747. We generated no cash flow from operations during the nine month period ended September 30, 2004. During the nine month period ended September, 2004, we received approximately $550,000, in the form of subscriptions in connection with the private placement of our restricted common stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

Beginning in March of 2004, the Company has engaged in a Regulation S offering to offshore investors. In this offering, a total of approximately $1,300,000.00 has been raised through May 15, 2005 and 13,447,820 shares of common stock and warrants to purchase an additional 10,322,820 shares of common stock have been issued. Of the approximately $1,300,000.00 raised in this offering, approximately $550,000 was subscribed for through the nine month period ended September 30, 2004; however, the common stock and warrants for the subscriptions for the three month period ended September 30, 2004 were not issued until November of 2004.

We currently have no committments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

By adjusting its operations and development to the level of capitalization, management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

PRODUCT RESEARCH AND DEVELOPMENT

During the three month period ended September 30, 2004, we spent approximately $76,000 on product development expenses. We have spent approximately $120,000 from September 30, through May 1, 2005 on product development expenses. Subject to receipt of additional financing, we expect to spend approximately an additional $350,000 from May through December 2005 on product development expenses; however we do not have commitments for such financing as of the date of this filing.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the 12 months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

As of September 30, 2004, we had no employees. Currently, Jacques Mot is our only employee.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2004 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) During the period July 1, 2004 through September 30, 2004, the Company received subscriptions for a total of 2,242,720 shares of its common stock and warrants to purchase an additional 2,242,720 shares of its common stock to offshore investors in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance. Although the shares and warrants were subscribed for during the third quarter of 2004, they were not issued until November of 2004. In connection with such subscriptions, the Company received a total of approximately $215,000 (U.S.) giving effect
         to  exchange   rates.
     (b) None
     (c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES
Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)
07/01/04-07/31/04        0                $ 0                    0                                 0
08/01/04-08/31/04        0                $ 0                    0                                 0
09/01/04-09/30/04        0                $ 0                    0                                 0

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


May 27, 2005

/s/ Jacques Mot
---------------
Jacques Mot
President, Chief Financial Officer, Secretary and Director