Form 10KSB
period 2004-12-31
NEW GENERATION HOLDINGS INC
filed 2005-12-07
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-24623

NEW GENERATION HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4056896
(State or other jurisdiction of incorporation)	(IRS employer identification no.)

c/o 245 Park Avenue New York, New York 10167
Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 792-4030

Securities registered pursuant to Section 12(b) of the Exchange Act:

Name of each exchange on
Title of each class	which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The issuer's consolidated revenues from continuing operations for the year ended December 31, 2004 were $0.

As of December 31, 2004 the issuer had 27,556,810 shares of Common Stock, par value $.001 per share, outstanding. The aggregate value of the common stock of the Company held by non-affiliates as of December 31, 2004 was $3,595,800. As of November 23, 2005, the issuer had 46,116,960 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format YES ☐ NO ☒

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

New Generation Holdings, Inc. ("We," "Us," "NGH" or the "Company") is a Delaware corporation founded in 1999. Our shares were publicly traded on the Nasdaq OTC:BB under the symbol "NGPX" until May 23, 2003 at which time our shares were delisted from the OTC:BB as a result of our failure to timely file our Form 10-KSB for the year ended December 31, 2002. Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Our independent auditors recently completed audits for the years ended December 31, 2002, December 31, 2003 and December 31, 2004. We intend to file our quarterly reports for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005, in the near future at which point we will be current in our public filings. We then intend to file with the SEC, proxy materials for the purposes of among other things electing directors, selecting the Company's independent auditors and approving a "spinoff" of our wholly owned subsidiary, New Generation Plastic, Inc. to our stockholders (as discussed in greater detail under the heading "New Generation Plastic Business" below).

We had hoped to build shareholder value through the operation of two (2) separate and distinct business focuses: (a) the expansion and operation of a mainframe computer software development business through our wholly owned subsidiary New Generation Partners, Inc.; and (b) the continued commercialization of our patented plastic processing technology through our wholly-owned subsidiary, New Generation Plastic, Inc. During the period December 2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A (the "Minerva Group"). The Minerva Group was an integrated technology infrastructure solutions provider, which specialized in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands. Due to a lack of liquidity caused by declining sales and an overall downturn in worldwide demand for software, Minerva could no longer profitably sell its software. Minerva entered into a master license agreement with Ikan Finanz AG as of December 31, 2002 pursuant to which it licensed substantially all of its proprietary software in exchange for certain royalty payments upon sales made by Ikan or any sublicensee. Ikan also agreed to employ most of Minerva's then existing employees. Ikan failed to make any sales of Minerva software in the first quarter of 2003 and we were forced to cease Minerva's operations toward the end of the first quarter of 2003 culminating with a liquidation of Minerva Softcare N.V. under the bankruptcy laws of the Country of Belgium in April of 2003. At approximately the same time, the Company suspended all of its business operations due to a lack of liquidity and accordingly failed to timely file its annual report on Form 10-KSB for the year ended December 31, 2002 and all subsequent quarterly and annual reports. The Company has since raised limited funds and filed it's annual reports for the years ended December 31, 2002 and December 31, 2003 and all of its quarterly reports through and including the period ended September 30, 2004. As discussed above, the Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings. The Company's business operations remain dormant; however, the Company has been able to raise limited funds for the purposes of filing all delinquent public filings and attempting to commercialize the Company's plastic technology through one or more joint ventures or by raising additional capital.

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

Once we are current in our public filings, we intend to seek stockholder approval for the "spinoff" of NGP to our stockholders. As currently contemplated, each of our stockholders would receive one share of NGP Common Stock, par value, $.0001 for each share of NGH Common Stock held by such stockholder. Upon approval of the "spinoff," NGP is expected to become a public company.

PATENTS

The NGP Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307.

RESEARCH AND DEVELOPMENT

Prior to 2002, NGP had been engaged in internal and external research and development efforts aimed at bringing our technology to a commercially viable stage. In 2002, due to our lack of liquidity, all research and development was terminated. We did not engage in any research and development in 2003 or 2004.

NUMBER OF EMPLOYEES

As of December 31, 2004 we had no employees. As of January 1, 2005, the Company is employing Jacques Mot as its Chief Executive Officer and Patrick Sulzer as its Chief Operating Officer. Mr. Mot previously was a consultant to the Company.

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

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations as its operations are dormant. However, there can be no assurances that we will not incur such costs in the future to the extent we exploit our plastic technology.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

As of December 31, 2004, the Company did not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Our independent auditors recently completed audits for the years ended December 31, 2002, December 31, 2003 and December 31, 2004. Upon filing of this Form 10-KSB, and our quarterly reports for the year 2005, we will be current in our public filings and we intend to timely file our annual report for the year ended December 31, 2005. Commencing on May 23, 2003 our shares were delisted from the OTC Bulletin Board based upon our failure to timely file our annual report on Form 10-KSB for the year ended December 31, 2002 and prices for our common stock are now quoted on the "pink sheets." The following table sets forth for the periods indicated the high and low bid quotations for our common stock for the period from January 1, 2003 through December 31, 2004. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
4th Quarter 2004, ended 12/31/04	$0.25	$0.10
3rd Quarter 2004, ended 9/30/04	$0.40	$0.15
2nd Quarter 2004, ended 6/30/04	$0.40	$0.08
1st Quarter 2004, ended 3/31/04	$0.25	$0.01
4th Quarter 2003, ended 12/31/03	$0.08	$0.01
3rd Quarter 2003, ended 9/30/03	$0.01	$0.00013
2nd Quarter 2003, ended 6/30/03	$0.25	$0.01
1st Quarter 2003, ended 3/31/03	$0.05	$0.01

DIVIDEND POLICY

No dividends have been paid by the Company since its inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

HOLDERS

There were 158 stockholders of record of the Company's common stock as of December 31, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

(a)
(i) During the year ended December 31, 2004, the Company sold a total of 6,500,120 shares of its common stock and warrants to purchase an additional 6,500,120 shares of its common stock to non-U.S. investors in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance. In connection with such sales, the Company received a total of approximately $704,610 giving effect to exchange rates.

(ii) On March 31, 2005, we issued to WBEMS 2005, LLC a Warrant to purchase 200,000 shares of our common stock exercisable for a period of three years at an exercise price of $0.25 per share in reliance upon the exemption provided by Section 4(2) of the Securities Act. WBEMS 2005, LLC is 100% owned by the principals of our outside legal counsel, Westerman Ball Ederer Miller & Sharfstein, LLP (“WBEMS”), and the warrant were issued (the approximate fair market value) as additional compensation for legal services rendered. WBEMS and/or its affiliates own 130,000 shares in addition to the warrant.

(b)	None.

(c)
The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/04-10/31/04	0	$0	0	0
11/01/04-11/30/04	0	$0	0	0
12/01/04-12/30/04	0	$0	0	0

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

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

MANAGEMENT'S PLAN OF OPERATION

General

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

NGP and the NGP Process (TM)

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

The Company believes its patented proprietary process, the NGP(TM) technology is capable of producing homogeneous, commercially usable polymer end products from mixed virgin plastic and/or recycled waste plastic without chemical additives, or so-called compatibilizers which link non-compatible resins.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

CONTINUING OPERATIONS

Operating losses from continuing operations increased from $439,381 in 2003 to $ 620,770 in 2004. The increase of $181,389 was a result of an increase of $254,619 in general and administrative expenses from $335,941 in 2003 to $590,560 in 2004, which reflected increased expenses as management attempted to raise additional funds to enable the Company to make its delinquent public filings and attempt to revive the business operations of it's plastic subsidiary. Depreciation and amortization expenses decreased from $103,440 in 2003 to $30,210 in 2004, a reduction of $73,230. This decrease was a result of the Company adopting SFAS 142 Goodwill and Other Intangible Assets in 2002.

DISCONTINUED OPERATIONS

On December 10, 2002, we decided to discontinue operations of the Minerva Group of companies, our principal operating wholly owned subsidiaries and classified their operating results as discontinued operations. On March 4, 2003, the Minerva Group of companies was forced into receivership in Brussels, Belgium. For the years ended December 31, 2004 and 2003, the Company's results from the discontinued operations were as follows:

	2004	2003
Revenues	$–	$129,059

Net Loss	$–	$(220,799)

From its acquisition, the Minerva Group was not profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had a deficiency in working capital of $1,656,715. For the year ended December 31, 2004, we generated a net cash flow deficit from operating activities of $698,055 consisting primarily of comprehensive losses of $606,387, adjusted for a net change in liabilities of $121,879 and depreciation and amortization expense of $30,210. By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We have relied mostly on advances from stockholders and sales of our common stock. There is no assurance the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

During the year ended December 31, 2004, we raised $704,610 in exchange for the issuance of 6,500,120 shares of common stock (and warrants to purchase an additional 6,500,120 shares of common stock at a purchase price of $0.35 per share) in a Regulation S offering to foreign investors that commenced in April of 2004. Subsequent to December 31, 2004, we raised an additional $1,856,015 approximately, giving effect to exchange rates, in exchange for the issuance of 18,560,150 shares of Common Stock (and warrants to purchase an additional 15,435,150 shares of Common Stock at a purchase price of $0.35 per share exercisable for a period of three years) in our Regulation S offering; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our plastic services and products. There can be no assurance that additional private or public financing including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

EMPLOYEES

As of December 31, 2004, we had no employees. As of January 1, 2005, Jacques Mot, our Chief Executive Officer and Patrick Sulzer, our Chief Operating Officer are our only employees. Prior to January 1, 2005, Mr. Mot served as a consultant. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

BUSINESS CONCENTRATION

During the year ended December 31, 2004, the Company recognized no revenues from continuing operations, and accordingly had no relationships with customers from continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, “Disclosure Requirements under SFAS 129, “Disclosure of Information about Capital Structure,” Relating to Contingently Convertible Securities.” The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company’s financial position, results of operations, or cash flows.

EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company’s historical results is required, therefore, adoption of this EITF did not have a material effect on the Company’s financial position, results of operations, or cash flows.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for products or services we may develop; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer plastics recycling industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

DEPENDENCE UPON MANAGEMENT

Our future performance and success are dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Jacques Mot, our president and chief executive officer and only employee. If we lost the services of Mr. Mot before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on any Mr. Mot.

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

MANAGEMENT OF POTENTIAL GROWTH

Subject to receipt of financing, we hope to experience rapid growth, which, if achieved, will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand.

There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our, systems, procedures or controls will be adequate to support our expanded operations or that we will be able to obtain facilities to support our growth. Our inability to effectively manage our future growth would have a material adverse effect on us.

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

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the “penny stock” designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

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

RECENT DEVELOPMENTS

Processing of plastic polymers

During the second quarter of 2004 we have been able to reactivate the NGP BT 30 machine, which had been in storage since mid 2002, due to lack of operating capital. Since then, an engineer has been retained on a consulting basis in order to operate the machinery and develop further testing for clients within the plastic industry. NGP is executing several research programs for various industry leaders and government agencies. NGP has also recently built its first industrial size machine, with a capacity of 350KG per hour, or 2,400 Tons annually.

The Company has been able to raise funds through a private placement in Europe, which is ongoing. The use of proceeds are to update all SEC filings, reactivate the NGP BT 30, retain plastic engineering professionals as well as hiring executives on management level and to build the NGP 350KG first commercially viable machine and plant.

Corporate Restructure Recapitalization and Reorganization of Company

The Company entered into a Debt Exchange Agreement with its president and chief executive officer, Jacques Mot and its wholly owned subsidiary New Generation Plastic, Inc. dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bears interest at a rate of 10% per annum, is payable on demand and is convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of NGP Preferred Stock, subject to stockholder approval of the "spinoff" of NGP. The conversion rate under the note is $1.507 per share of Preferred Stock (whether NGH or NGP) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. Accordingly, if Mr. Mot converts the entire amount outstanding under the Convertible Promissory Note as of the date of issuance into shares of NGH Preferred Stock, he would own 37,690,506 shares of Common Stock (including the 100,000 shares and currently exercisable options to purchase 1,100,000 shares he owned prior to the issuance of the Convertible Promissory Note) representing approximately 34% of the Company on a fully diluted basis or approximately 45% of the Company assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. Similarly, if our stockholders approve the "spinoff" of NGP and Mr. Mot elects to convert the entire amount outstanding under the Convertible Promissory Note into NGP Preferred Stock, he would own 37,690,506 shares of NGP Common Stock representing approximately 34% on fully diluted basis or approximately 45% assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders.

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

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herewith. The Company's audited Financial Statements as of and for the fiscal year ended December 31, 2004 and December 31, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO/CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2004 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which include the establishment of new internal policies related to financial reporting.

Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Material Definitive Agreement

We entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot and our wholly owned subsidiary New Generation Plastic, Inc. dated as of December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement. The Convertible Promissory Note bears interest at a rate of 10% per annum, is payable on demand and is convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of NGP Preferred Stock, subject to stockholder approval of the "spinoff" of NGP. The conversion rate under the note is $1.507 per share of Preferred Stock (whether NGH or NGP ) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. Accordingly, if Mr. Mot converts the entire amount outstanding under the Convertible Promissory Note as of the date of issuance into shares of NGH Preferred Stock, he would own 37,690,506 shares of Common Stock (including the 100,000 shares and currently exercisable options to purchase 1,100,000 shares he owned prior to the issuance of the Convertible Promissory Note) representing approximately 34% of the Company on a fully diluted basis or approximately 45% of the Company assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. Similarly, if our stockholders approve the "spinoff" of NGP and Mr. Mot elects to convert the entire amount outstanding under the Convertible Promissory Note into NGP Preferred Stock, he would own 37,690,506 shares of NGP Common Stock representing approximately 34% on a fully diluted basis for approximately 45% assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2004:

Name	Age	Position and Offices with the Company
Jacques Mot	48	Chairman of the Board of Directors

Marcel Rokegem	55	Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge each of Jacques Mot, Marcel Rokegem, Icare BVBA and Rapide BVBA failed to file any necessary filings under Section 16(a) of the Securities Act during the period 2002 to 2004.

CODE OF ETHICS POLICY

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as we have not had the financial resources to do so and our businesses have been dormant.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chairman and Chief Executive Officer, as well as officers of the Company who were paid at a rate in excess of $100,000 per annum for the year ended December 31, 2004.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
						Awards		Payouts
							Securities
					Other	Restricted	Underlying
					Annual	Stock	Options/	LTIP	All Other
		Salary		Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Name and Principal Position	Year	($)		($)	($)	(#)	(#)	($)	($)
Jacques Mot, Chairman	2002	$388,060	*				1,100,000
	2003	$324,000	*
	2004	$324,000

*	Salaries accrued, but not paid due to the Company's lack of liquidity.

Employment Agreements

We entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000.00 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of the Company and he receives the same compensation as he received under his Consulting Agreement.

Compensation of Directors

Currently members of our Board of Directors do not receive any compensation for service on our Board. We expect that a compensation plan for Directors will be adopted in the future and Directors are eligible to receive options under our existing stock incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of December 31, 2004, regarding beneficial ownership of our common stock by

-	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;

-	each of our directors;

-	each of the named executive officers; and

-	all of our current executive officers and directors as a group.

Name of	Number of Shares
Beneficial Owner	Beneficially Owned(1)	Percent of Class (1)
Icare BVBA(2)	3,715,119	13.48%
Rapide BVBA(3)	3,715,119	13.48%
Jacques Mot(4)	1,200,000	4.19%
Marcel Rokegem	50,000	0.18%
All executive officers and directors as a group	1,250,000	4.36%

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

(2)	Includes shares owned by Icare BVBA (3,648,658) and Robert Jordaens (66,461).
(3)	Includes shares owned by Rapide BVBA (3,648,658) and Rene de Vleeschauwer (66,461).
(4)	Includes 1,100,000 vested options to purchase common stock @ $1.18 per share and 100,000 shares of common stock.

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

ITEM 13. EXHIBITS LIST

(a)	The following documents are filed as part of this Form:

Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

(b)	Exhibits

++(3)	(i)	Amended and Restated Certificate of Incorporation

++	(ii)	By-Laws

++(4)	(i)	Specimen Certificate for Common Stock

++	(ii)	Form of Warrant at $6.00 expiring 2 years after Commencement Date

++	(iii)	Form of Warrant at $12.00 expiring March 5, 2004

++	(iv)	Form of Warrant at $12.00 expiring February 24, 2004

^	(v)	Form of Warrant at $8.00 expiring 2 years after Commencement Date

	(vi)	Form of Warrant at $0.35 expiring 3 years after issuance date

++(10)	(i)	Employment Agreement of Paul Hokfelt dated January 25, 2000

+	(ii)	Line of Credit Agreement dated as of April 15, 1999

+	(iii)	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

^	(iv)	Strategic Collaboration Agreement dated as of March 31, 2000 by and between the Company and New Generation Partners, Inc., on one hand, and Double Impact, Inc., on the other.

^	(v)	Share Transfer Agreement dated as of March 31, 2000 by and among Bachkine & Meyer Industries, S.A., Double Impact, Inc. and the Company.

^	(vi)	Termination Agreement dated as of April 15, 2000 by and between the Company and BAMI Consulting, S.A.

^	(vii)	Subscription Agreement dated as of April 10, 2000 by and between the Company and Gauk Holding, Inc.

^	(viii)	Subscription Agreement dated as of April 10, 2000 by and between the Company and Mercer International S.A.

	(ix)	(Reserved)

#	(x)	Form of Subscription Agreement

#	(xi)	Amendment to Line of Credit Agreement, dated July 15, 2000, between the Company and Bachkine & Meyer Industries, S.A.

**	(xii)	Loan Retirement Agreement dated as of November 13, 2000 by and between the Company and Bachkine & Meyer Industries SA.

**	(xiii)	Consulting Fee Conversion Agreement dated as of November 13, 2000 by and between the Company and BAMI Consulting, Inc.

***	(xiv)	Share Exchange Agreement dated as of December 29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

****	(xv)	Share Exchange Agreement dated as of February 28, 2001 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

+++	(xvi)	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	(xvii)	Master License Agreement between Minerva Softcare NV and Ikan Finanz AG effective as of December 31, 2002

*	(xviii)	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

	(xix)	Form of Subscription Agreement for 2004 Regulation S Offering

*****	(xx)	Subscription Agreement between the Company and Alfons de Maeseneir

	(xxii)	Debt Exchange Agreement among New Generation Holdings, Inc. New Generation Partners, Inc. and Jacques Mot dated as of December 7, 2005.

	(xxiii)	Convertible Promissory Note in favor of Jacques Mot dated December 7, 2005

	(21)	Subsidiaries of the Registrant

	(31.1)	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	(32.1)	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.
++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.
^	Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.
#	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.
*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.
**	Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2000 filed on November 21, 2000.
***	Incorporated by reference to the Company's Form 8-K filed on February 28, 2001
****	Incorporated by reference to the Company's Form 8-K filed on March 12, 2001
*****	Incorporated by reference to the Company’s Form 8-K filed on May 12, 2005
+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to New Generation Holdings, Inc. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended December 31, 2004 and 2003:

Fee Category	Fiscal 2004 Fees	Fiscal 2003 Fees
Audit Fees	$10,381.25	$0
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$10,381.25	$0

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2004 or 2003.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2004 or 2003.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2004 or 2003.

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

NEW GENERATION HOLDINGS, INC. (Registrant)

By:	/s/ Jacques Mot

Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on December 7, 2005 by the following persons in the capacities indicated:

By:	/s/ Jacques Mot

Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Jacques Mot

Jacques Mot Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem

Marcel Rokegem Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2004 AND 2003

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NEW GENERATION HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
New Generation Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. and subsidiaries ("Company") as of December 31, 2004, and the related consolidated statements of losses, comprehensive loss, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
November 17, 2005

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$6,555
Total current assets	6,555
$6,555

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable and accrued liabilities (Notes H and J)	$1,663,270
Total current liabilities	1,663,270

Commitments and contingencies (Note I)

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note C).
Preferred stock, $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	–
Common stock, $0.001 par value; 50,000,000 shares authorized, 27,556,810 shares issued and outstanding at December 31, 2004	27,559
Additional paid-in capital	30,279,565
Stock Subscriptions	54,600
Accumulated deficit	(32,032,822)
Accumulated Other Comprehensive Income	14,383
Total deficiency in stockholders' equity	(1,656,715)
$6,555

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
OPERATING EXPENSES:
General and administrative	$590,560	$335,941
Depreciation and amortization	30,210	103,440
Total Operating Expenses	(620,770)	(439,381)

Loss from operations	(620,770)	(439,381)
Loss before income taxes, discontinued operations and cumulative effect of accounting change	(620,770)	(439,381)
Income taxes (benefit)	–	–
Loss before discontinued operations and cumulative effect of accounting change	(620,770)	(439,381)
Loss from discontinued operations, net of tax	–	(220,779)
Loss before cumulative effect of accounting change	(620,770)	(660,160)
Cumulative effect of accounting change	–	--
Net loss	$(620,770)	$(660,160)

Loss per common share (basic and assuming dilution)	$(0.03)	$(0.03)
Continuing Operations	(0.03)	(0.02)
Discontinued Operations	–	(0.01)
Basic and diluted weighted average number of shares used to compute net loss per common share	23,264,740	21,056,690

COMPREHENSIVE LOSS:
Net loss	$(620,770)	$(660,160)
Foreign currency translation (loss) gain	14,383	–
COMPREHENSIVE LOSS	$(606,387)	$(660,160)

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2004

						Accumulated
			Additional			other
	Common Stock		paid-in	Accumulated	Stock	comprehensive
	Shares	Amount	capital	deficit	Subscription	income	Total
Balance at December 31, 2002	21,056,690	$21,059	$29,636,051	$(34,634,693)	$–	$–	$(4,977,583)
Disposition of previously controlled wholly and majority owned subsidiaries, net	–	–	–	3,882,801	–	–	3,882,801
Currency translation adjustment	–	–	–	–	–	–	–
Net Loss	–	–	–	(660,160)	–	–	(660,160)
Balance at December 31, 2003	21,056,690	$21,059	$29,636,051	$(31,412,052)	$--	$--	$(1,754,942)

Issuance of Common Stock	6,500,120	6,500	643,514	–	–	–	650,014
Stock Subscriptions	–	–	–	–	54,600	–	54,600
Currency translation adjustment	–	–	–	–	–	14,383	14,383
Net Loss	–	–	–	(620,770)	–	–	(620,770)
Balance at December 31, 2004	27,556,810	$27,559	$30,279,565	$(32,032,822)	$54,600	$14,383	$(1,656,715)

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the year from continuing operations	$(606,387)	$(439,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	–	(220,779)
Net loss	(606,387)	(660,160)
Depreciation and amortization	30,210	103,440
INCREASE (DECREASE) IN CASH RESULTING FROM CHANGES IN:
Change in accounts payable and accrued expenses, net	(121,879)	526,720
Net cash used in operating activities	(698,055)	(30,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchase) disposal of property, plant and equipment, net	–	30,000
Net cash provided by (used in) investing activities	–	30,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	704,610	–
Net cash provided by financing activities	704,610	–

Net increase in cash and cash equivalents	6,555	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$6,555	$0

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$–	$–
Cash paid during the year for income taxes	–	–

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The consolidated financial statements have been restated to present the Minerva Group's operations as a discontinued operation. Operating results of discontinued operations for the period January 1, 2004 through April 7, 2004 and the year ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Net sales	$–	$129,059
Income (loss) before income taxes	–	(220,779)
Income taxes (benefit)	–	–
Net income (loss)	$–	$(220,779)

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
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $606,387 and $660,160 for the years ended December 31, 2004 and 2003, respectively, and has an accumulated deficit of $32,032,822 as of December 31, 2004. In addition, the Company's current liabilities exceeded its current assets by $1,656,715 as of December 31, 2004. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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
DECEMBER 31, 2004 AND 2003

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
DECEMBER 31, 2004 AND 2003

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limit. Concentrations of credit risk with respect to trade receivables are limited to the large number of customers comprising the Company's customer base. The Company's customers are concentrated primarily in Europe and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. There was no allowance for doubtful accounts at December 31, 2004.

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
DECEMBER 31, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Product Development Costs

Product development costs include expenses incurred by the Company for research, design and development of the Company's proprietary technology. For the years ended December 31, 2004 and 2003, product development costs were not material to the consolidated statement of operations.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. For the years ended December 31, 2004 and 2003, advertising costs were not material to the consolidated statement of operations.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2003 and 2004 and for subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

	2004	2003
Net loss - as reported	$(620,770)	$(660,160)
Add: Total stock based employee compensation expense as reported under intrinsic value method (APB. No. 25)	–	–
Deduct: Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	–	(–)
Net loss - Pro Forma	$(620,770)	$(660,160)
Net loss attributable to common stockholders - Pro forma	$(620,770)	$(660,160)
Loss per share - as reported (basic and assuming dilution)	$(0.03)	$(0.03)
Loss per share - pro forma (basic and assuming dilution)	$(0.03)	$(0.03)

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

New Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, “Disclosure Requirements under SFAS 129, “Disclosure of Information about Capital Structure,” Relating to Contingently Convertible Securities.” The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company’s financial position, results of operations, or cash flows.

EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company’s historical results is required, therefore, adoption of this EITF did not have a material effect on the Company’s financial position, results of operations, or cash flows.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs— an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67” (“SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“ SFAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

NOTE B - INTANGIBLE ASSETS

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets will be tested for impairment, and write-downs to be included in results from operations may be necessary.

The costs and accumulated amortization of intangible assets at December 31, 2004 are summarized as follows:

Patents and related costs	$517,199
Less: accumulated amortization	517,199
Intangible assets, net	$0

Amortization expense included as a charge to income amounted to $30,210 and $103,400 in the years ended December31, 2004 and 2003, respectively.

NOTE C -CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2004 the Company has issued and outstanding 27,556,810 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares are outstanding at December 31, 2004.

All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE D- WARRANTS AND STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
$1.18- $9.50	4,100,000	2.25	$1.33	4,100,000	$1.33

Transactions involving stock options issued to employees are summarized as follows:

	Number of	Weighted Average
	Shares	Price Per Share
Outstanding at January 1, 2002	–	–
Granted	4,100,000	1.33
Exercised	(–)	–
Canceled or expired	(–)	–
Outstanding at December 31, 2002	4,100,000	$1.33
Granted	–	–
Exercised	(–)	–
Canceled or expired	(–)	–
Outstanding at December 31, 2003	4,100,000	$1.33
Granted	–	–
Exercised	(–)	–
Canceled/ or expired	(–)	–
Outstanding at December 31, 2004	4,100,000	$1.33

The weighted-average fair value of stock options granted to employees during the years ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows.

	2004	2003
Weighted average grant date fair value per share:	N/A	N/A
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	N/A	N/A
Expected stock price volatility	N/A	N/A
Expected dividend payout	N/A	N/A
Expected option life-years (a)	N/A	N/A

(a)	The expected option life is based on contractual expiration dates.

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE D - WARRANTS AND STOCK OPTIONS (CONTINUED)

Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2004.

	Warrants Outstanding		Warrants Exercisable
		Weighted Average
	Number	Contractual Life	Number	Weighted Average
Exercise prices:	Outstanding	(Years)	Exercisable	Exercise Price
$0.35	6,500,120	2.67	6,500,120	0.35
$0.35	6,500,120	2.67	6,500,120	$0.35

Transactions involving the Company's warrant issuance are summarized as follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at January 1, 2003	3,308,217	$6.00
Granted	–	–
Exercised	–	–
Cancelled or expired	–	–
Outstanding at December 31, 2003	3,308,217	6.00
Granted	6,500,120	0.35
Exercised	–	–
Cancelled or expired	(3,308,217)	$6.00
Outstanding at December 31, 2004	6,500,120	$0.35

NOTE E - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $38,000,000 which expire through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $13,300,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE F - INCOME TAXES (CONTINUED)

Components of deferred tax assets as of December 31, 2004 are as follows:

Non Current:
Net operating loss carryforward	$13,300,000
Valuation allowance	(13,300,000)
Net deferred tax asset	$–

NOTE G - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

	2004	2003
Net loss available for common shareholders	$(620,770)	$(660,160)
Basic loss per share	$(0.03)	$(0.03)
Fully diluted loss per share	$(0.02)	$(0.03)
Weighted average common shares outstanding	23,264,740	21,056,690

NOTE H - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 are as follows:

	2004	2003
Accounts payable	$223,913	$407,574
Accrued expenses	1,439,360	1,377,578
Total	$1,663,273	$1,785,152

Included in accrued expenses are unpaid consulting fees of $712,000 and an unsecured loan in the principal amount of $200,000 due the President of the Company (see Note J).

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE I - CONTINGENCIES AND COMMITMENTS

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

NOTE J - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company's President advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due the Company's President at December 31, 2004 is $200,000 and is included in accrued expenses (see Note H).

NOTE K - GOING CONCERN MATTERS

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $606,387 and $660,160 for the years ended December 31, 2004 and 2003, respectively, and has an accumulated deficit of $32,032,822 as of December 31, 2004. The Company has discontinued substantially all operations and incurred negative cash flow from operating activities since inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NEW GENERATION HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE L - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 18,560,150 shares of common stock and warrants to purchase an additional 15,435,150 shares of common stock in exchange for $1,856,015 in connection with a private placement of its restricted common stock and warrants under Regulation S.

The Company entered into a Debt Exchange Agreement with its president and chief executive officer, Jacques Mot and its wholly owned subsidiary New Generation Plastic, Inc. dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bears interest at a rate of 10% per annum, is payable on demand and is convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of NGP Preferred Stock, subject to stockholder approval of the "spinoff" of NGP. The conversion rate under the note is $1.507 per share of Preferred Stock (whether NGH or NGP) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. Accordingly, if Mr. Mot converts the entire amount outstanding under the Convertible Promissory Note as of the date of issuance into shares of NGH Preferred Stock, he would own 37,690,506 shares of Common Stock (including the 100,000 shares and currently exercisable options to purchase 1,100,000 shares he owned prior to the issuance of the Convertible Promissory Note) representing approximately 34% of the Company on a fully diluted basis or approximately 45% of the Company assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. Similarly, if our stockholders approve the "spinoff" of NGP and Mr. Mot elects to convert the entire amount outstanding under the Convertible Promissory Note into NGP Preferred Stock, he would own 37,690,506 shares of NGP Common Stock representing approximately 34% on fully diluted basis or approximately 45% assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders.

Subsequent to the date of the financial statements, the Company issued a warrant to purchase 200,000 shares of the Company's common stock in exchange for services. The warrant expires in March, 2008 and has an exercise price equal to $.25 per share.