Form 10QSB
period 2005-03-31
NEW GENERATION HOLDINGS INC
filed 2006-01-23
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

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

                         c/o 245 Park Avenue, 39th floor
                            New York, New York 10167
--------------------------------------------------------------------------------
               Address of principal executive offices) (Zip Code)

                                 (212) 792-4030
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of March 31, 2005, the issuer had 27,754,510 shares of Common Stock, par value $.001 per share, outstanding. As of December 20, 2005 the issuer had 46,116,960 shares of Common Stock, par value $.001 per share, outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                          F1-F12

ITEM 2      PLAN OF OPERATION                                                 13

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16

ITEM 4      CONTROLS AND PROCEDURES                                           16

PART II     OTHER INFORMATION                                                 17

ITEM 1      LEGAL PROCEEDINGS                                                 17

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                         17

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                   18

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

ITEM 5      OTHER INFORMATION                                                 18

ITEM 6      EXHIBITS

            SIGNATURES

            CERTIFICATES

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at March 31, 2005 and the consolidated statements of losses and consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                          NEW GENERATION HOLDINGS, INC.

                          Index to Financial Statements

Condensed Consolidated Balance Sheet at March 31, 2005                       F-3
Condensed Consolidated Statements of Losses for the three months
   ended March 31, 2005 and 2004                                             F-4
Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2005 and 2004                                             F-5
Notes to Condensed Consolidated Financial Statements                  F-6 - F-12

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 March 31, 2005
                                                                   (unaudited)

Assets
Current assets :
Cash                                                               $      2,957
                                                                   ------------
                                                                   $      2,957
                                                                   ============
Liabilities and (Deficiency in) Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities                           $  1,661,072
                                                                   ------------
Total current liabilities                                          $  1,661,072
(Deficiency in) stockholders' equity:
Preferred stock, par value $.001
per share; 1,000,000 authorized,
none issued and outstanding
at March 31, 2005                                                            --
Common stock, par value $.001 per share;
50,000,000 authorized,
27,754,510 issued and outstanding
at March 31, 2005                                                        27,755
Common stock subscribed                                            $    581,600
Additional paid-in capital                                         $ 30,320,238
Other comprehensive income                                               34,955
Accumulated deficit                                                 (32,622,663)

Total (deficiency in) stockholders' equity                           (1,658,115)
                                                                   $      2,957
                                                                   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED

                                                      For the three months
                                                         ended March 31,
                                                    2005                2004

Operating expenses:
Selling, general and
administrative expenses                        $    589,840       $     83,267
  Depreciation and
  amortization                                           --       $     25,860
                                               ------------       ------------

Total operating expenses                       $    589,840       $    109,127

Loss from operations,                          $   (589,840)      $   (109,127)

Income (taxes) benefit                                   --                 --
                                               ------------       ------------

Net (loss)                                     $   (589,840)      $   (109,127)

Net loss per common share
(basic and assuming dilution):                 $      (0.02)      $      (0.01)

Weighted Average Shares
Outstanding                                      27,269,843         21,056,690

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                       For the three months
                                                           ended March 31,
                                                        2005            2004

Net cash (used in) operating activities               $(550,369)      $      --

Cash Flows from Investing Activities                         --              --

Cash Flows from Financing Activities                  $ 546,768       $ 107,500

Net (decrease) increase in cash and cash equivalents  $  (3,601)      $      --
Cash and cash equivalents at beginning of period      $   6,555       $      --
                                                      ---------       ---------
Cash and cash equivalents at end of period            $   2,957       $ 106,233
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest                  --              --
   Cash paid during the period for taxes                     --              --
   Warrants issued in exchange for services           $  21,100       $      --

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

Business and Basis of Presentation

New Generation Holdings, Inc. (the "Company"), was formed under the laws of the State of Delaware in April, 1999. The Company is currently seeking to develop and market within Europe, through its wholly subsidiary, New Generation Plastic, Inc., a proprietary technology designed to process two or more discrete plastic polymers.

The consolidated financial statements include the accounts of the Company, and domestic and foreign subsidiaries that are more than 50% owned and controlled. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. All other investments in affiliates are carried at cost. All significant inter-company transactions and balances have been eliminated in the consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued).

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS No. 148"), "Accounting for Stock Based Compensation Transition and Disclosure an amendment of SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company did not make any stock compensation awards during the periods presented.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                      For the three months ended
                                                               March 31,
                                                         2005              2004
                                                         ----              ----
Net loss - as reported                                $(589,840)      $(107,860)
Add: Total stock based employee compensation
expense as reported under intrinsic value method             --              --
(APB. No. 25)
Deduct: Total stock based employee compensation
expense as reported under fair value based method            --              --
                                                      ---------       ---------
(SFAS No. 123)
Net loss - Pro Forma                                  $(589,840)      $(107,860)
Net loss attributable to common stockholders - Pro
forma                                                 $(589,840)      $(107,860)
Basic (and assuming dilution) loss per share - as
reported                                              $    0.02       $    0.01
                                                      ---------       ---------
Basic (and assuming dilution) loss per share - Pro
forma                                                 $    0.02       $    0.01
                                                      =========       =========

New Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board ("FASB") issued its exposure draft, "Share-Based Payments", which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)


FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under SFAS 129, "Disclosure of Information about Capital Structure," Relating to Contingently Convertible Securities." The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company's financial position, results of operations, or cash flows.


EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company's historical results is required, therefore, adoption of this EITF did not have a material effect on the Company's financial position, results of operations, or cash flows.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.


SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2005, the Company has issued and outstanding 27,754,510 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at March 31, 2005.

NOTE C - SUBSEQUENT EVENTS

In 2002, we received loans from Jacques Mot, our President and Chief Executive Officer in amounts totaling $200,000. The loans are evidenced by a demand promissory note in favor of Mr. Mot dated December 31, 2002.

Subsequent to the date of the financial statements, the Company entered into a Debt Exchange Agreement with Mr. Mot and its wholly owned subsidiary New Generation Plastic, Inc. dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, the Company issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bears interest at a rate of 10% per annum, is payable on demand and is convertible at the option of Mr. Mot into shares of Company Preferred Stock, or into shares of NGP Preferred Stock, subject to stockholder approval of the "spinoff" of NGP. The conversion rate under the note is $1.507 per share of Preferred Stock (whether NGH or NGP) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. Accordingly, if Mr. Mot converts the entire amount outstanding under the Convertible Promissory Note as of the date of issuance into shares of NGH Preferred Stock, he would own 37,690,506 shares of Common Stock (including the 100,000 shares and currently exercisable options to purchase 1,100,000 shares he owned prior to the issuance of the Convertible Promissory Note) representing approximately 34% of the Company on a fully diluted basis or approximately 45% of the Company assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. Similarly, if our stockholders approve the "spinoff" of NGP and Mr. Mot elects to convert the entire amount outstanding under the Convertible Promissory Note into NGP Preferred Stock, he would own 37,690,506 shares of NGP Common Stock representing approximately 34% on fully diluted basis or approximately 45% assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders.

The Company has engaged in a Regulation S offering to offshore investors that commenced in March 2004. In this offering, a total of $2,506,027 has been raised through the date of this filing and 25,060,270 shares of common stock and warrants to purchase an additional 21,935,270 shares of common stock have been issued. Of the $2,506,027 raised in this offering, $669,782 was subscribed for through March 31, 2005 and is reflected on Company's balance sheet as of such date; however, the common stock and warrants for such subscriptions were not issued until the second and/or third quarters of 2005.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - TRANSACTIONS WITH RELATED PARTIES

In 2002, we received loans from Jacques Mot, our President and Chief Executive Officer in amounts totaling $200,000. The loans are evidenced by a demand promissory note in favor of Mr. Mot dated December 31, 2002.

The Company entered into a Debt Exchange Agreement with its president and chief executive officer, Jacques Mot and its wholly owned subsidiary New Generation Plastic, Inc. dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, the Company issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bears interest at a rate of 10% per annum, is payable on demand and is convertible at the option of Mr. Mot into shares of Company Preferred Stock, or into shares of NGP Preferred Stock, subject to stockholder approval of the "spinoff" of NGP. The conversion rate under the note is $1.507 per share of Preferred Stock (whether NGH or NGP) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. Accordingly, if Mr. Mot converts the entire amount outstanding under the Convertible Promissory Note as of the date of issuance into shares of NGH Preferred Stock, he would own 37,690,506 shares of Common Stock (including the 100,000 shares and currently exercisable options to purchase 1,100,000 shares he owned prior to the issuance of the Convertible Promissory Note) representing approximately 34% of the Company on a fully diluted basis or approximately 45% of the Company assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. Similarly, if our stockholders approve the "spinoff" of NGP and Mr. Mot elects to convert the entire amount outstanding under the Convertible Promissory Note into NGP Preferred Stock, he would own 37,690,506 shares of NGP Common Stock representing approximately 34% on fully diluted basis or approximately 45% assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders.

ITEM 2. PLAN OF OPERATION

New Generation Holdings, Inc. (the "Company", "we" or "us") was formed under the laws of the State of Delaware in 1999. The Company is currently seeking to develop and market within Europe, through its wholly subsidiary, a proprietary technology designed to process two or more discrete plastic polymers.

Due to a lack of liquidity, the Company failed to timely file its annual report on Form 10-KSB for the year ended December 31, 2002 and all subsequent quarterly and annual reports. The Company has since raised limited funds and filed its annual reports for the years ended December 31, 2002, December 31, 2003 and December 31, 2004 and all quarterly reports through and including the period ended September 30, 2004. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings. The Company then intends to file with the SEC, proxy materials for the purposes of among other things electing directors, selecting the Company's independent auditors and approving a "spinoff" of the Company's wholly owned subsidiary, New Generation Plastic, Inc. to the Company's stockholders. As currently contemplated, each Company stockholder would receive one share of NGP Common Stock, par value, $.0001 for each share of Company Common Stock held by such stockholder. Upon approval of the "spinoff," NGP is expected to become a public company.

Current Operations

As a result of the Minerva Group's operations ceasing in 2003, we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to finance and market our plastic polymers processing technology.

Liquidity and Capital Resources

As of March 31, 2005, we had a working capital deficit of $1,658,115. We generated no cash flow from operations during the three month period ended March 31, 2005. During the period ended March 31, 2005, we received $546,768 in the form of subscriptions in connection with the private placement of our restricted common stock and warrants.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

The Company has engaged in a Regulation S offering to offshore investors that commenced in March 2004. In this offering, a total of $2,506,207 has been raised through the date of this filing and 25,060,270 shares of common stock and warrants to purchase an additional 21,935,270 shares of common stock have been issued. Of the $2,506,207 raised in this offering, $669,770 was subscribed for through March 31, 2005 and is reflected on Company's balance sheet as of such date; however, the common stock and warrants for such subscriptions were not issued until the second and/or third quarters of 2005.

We currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

By adjusting its operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The independent auditors report on our December 31, 2004 financial statements states that our recurring losses raise substantial doubts about our ability to continue as a going concern.

Recent Accounting Pronouncements

SFAS 123R. On March 31, 2004 the Financial Accounting Standards Board ("FASB") issued its exposure draft, "Share-Based Payments", which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1. In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, "Disclosure Requirements under SFAS 129, "Disclosure of Information about Capital Structure," Relating to Contingently Convertible Securities." The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company's financial position, results of operations, or cash flows.

EITF 04-08. In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company's historical results is required, therefore, adoption of this EITF did not have a material effect on the Company's financial position, results of operations, or cash flows.

SFAS 151. In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs-- an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 152. In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised
2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

SFAS 153. On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Product Research and Development

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

We do not anticipate incurring any material research and development expenditures during the next 12 months.

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

Inflation

Our opinion is that inflation has not had a material effect on our operations.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(a) (i) During the quarter ended March 31, 2005, we received subscriptions to purchase 6,697,700 shares of our common stock and warrants to purchase an additional 3,572,700 shares of our common stock to offshore investors for an aggregate purchase price of $669,770 in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance. Although the Company received the funds for such shares and warrants in March of 2005, they were not issued until the second and/or third quarters of 2005.

      (ii) On March 31, 2005, we issued to WBEMS 2005, LLC a warrant to purchase 200,000 shares of our common stock exercisable for a period of three years at an exercise price of $0.25 per share in reliance upon the exemption provided by
Section 4(2) of the Securities Act. WBEMS 2005, LLC is 100% owned by the principals of our outside legal counsel, Westerman Ball Ederer Miller & Sharfstein, LLP ("WBEMS"), and the warrant was issued (at the approximate fair market value) as additional compensation for legal services rendered. WBEMS and/or its affiliates own 130,000 shares in addition to the warrant. The warrants were valued at $21,100 at March 31, 2005.

(b) None

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended March 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES

Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)
01/01/05-01/31/05        0                $ 0                    0                                 0
02/01/05-02/28/05        0                $ 0                    0                                 0
03/01/05-03/31/05        0                $ 0                    0                                 0

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

Exhibit 10(xix) Amended and Restated Subscription Agreement of Lombard Odier Darier Hentsch & Cie.

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

NEW GENERATION HOLDINGS, INC.



/s/ Jacques Mot
----------------------------------------------------------
Jacques Mot
President, Chief Financial Officer, Secretary and Director

January 23, 2006