Form 10QSB
period 2005-06-30
NEW GENERATION HOLDINGS INC
filed 2006-01-23
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

As of June 30, 2005, the issuer had 34,777,510 shares of Common Stock, par value $.001 per share, outstanding. As of December 20, 2005 the issuer had 46,116,960 shares of Common Stock, par value $.001 per share, outstanding.

Transitional
Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                          F1-F12

ITEM 2      PLAN OF OPERATION                                                 13

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        16

ITEM 4      CONTROLS AND PROCEDURES                                           16

PART II     OTHER INFORMATION                                                 17

ITEM 1      LEGAL PROCEEDINGS                                                 17

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                         18

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                   18

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               18

ITEM 5      OTHER INFORMATION                                                 18

ITEM 6      EXHIBITS

            SIGNATURES

            CERTIFICATES

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at June 30, 2005 and the consolidated statements of losses and consolidated statements of cash flows for the three months ended June 30, 2005 and 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

                          NEW GENERATION HOLDINGS, INC.

                          Index to Financial Statements

Condensed Consolidated Balance Sheet at June 30, 2005                        F-3
Condensed Consolidated Statements of Losses for the three and six months
   ended June 30, 2005 and 2004                                              F-4
Condensed Consolidated Statements of Cash Flows for the three months
   ended June 30, 2005 and 2004                                              F-5
Notes to Condensed Consolidated Financial Statements                  F-6 - F-12

                          NEW GENERATION HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                 June 30, 2005
                                                                   (unaudited)

Assets
Current assets :
Cash                                                               $      1,842
                                                                   ------------
                                                                   $      1,842
                                                                   ============
Liabilities and (Deficiency in) Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities                           $  1,756,330
                                                                   ------------
                                                                   $  1,756,330
Total current liabilities
(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share;
1,000,000 authorized, none issued
and outstanding at June 30, 2005                                             --
Common stock, par value $.001
per share; 50,000,000 authorized,
34,777,510 issued and outstanding at
June 30, 2005                                                      $     34,778
Common stock subscribed                                            $     58,550
Additional paid-in capital                                         $ 31,015,515
Other comprehensive income                                         $     33,549
Accumulated deficit                                                $(32,896,880)

Total (deficiency in) stockholders' equity                         $ (1,754,488)

                                                                   $      1,842
                                                                   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED

                                        For the three months              For the six months
                                              June 30,                        June 30,
                                        2005            2004             2005            2004
Operating expenses:
Selling, general and
administrative expenses            $    274,217    $    102,241    $    864,057    $    184,241
  Depreciation and
  amortization                               --           4,350              --          30,210
Research & Development                                   82,954                          82,594
                                   ------------    ------------    ------------    ------------
Total operating expenses                274,217         189,545         864,057         297,405
Exchange Gain                                             8,445                           7,178
Loss from operations,                  (274,217)       (181,100)       (864,057)       (290,227)

Income (taxes) benefit                       --              --              --              --
                                   ------------    ------------    ------------    ------------
Net (loss)                         $   (274,217)   $   (181,100)   $   (864,057)   $   (290,227)

Net loss per
common share (basic
and assuming dilution):            $      (0.01)   $      (0.01)   $      (0.03)   $      (0.01)

Weighted Average
Shares Outstanding                   32,345,510      24,430,790      29,807,676      24,430,790

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                            For the six months
                                                              ended June 30,
                                                            2005         2004


Net cash (used in) operating activities                   (730,731)    (322,030)

Cash Flows from Investing Activities                            --

Cash Flows from Financing Activities                       726,018      336,459

Net (decrease) in cash and cash equivalents                 (4,713)      14,429
Cash and cash equivalents at beginning of period             6,555           --
                                                          --------     --------
Cash and cash equivalents at end of period                   1,842       14,429
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest                     --           --
   Cash paid during the period for taxes                        --           --
   Warrants issued in exchange for services               $ 21,100           --

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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


Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

                                                              For the three months ended
                                                                     June 30,
                                                                2005         2004
                                                                ----         ----
Net loss - as reported                                       $(274,217)   $(181,100)
Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)                 --           --
Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)               --           --
                                                             ---------    ---------
Net loss - Pro Forma                                         $(274,217)   $(181,100)
Net loss attributable to common stockholders - Pro forma
                                                             $(274,217)   $(181,100)

Basic (and assuming dilution) loss per share - as reported       (0.01)       (0.01)
                                                             ---------    ---------
Basic (and assuming dilution) loss per share - Pro forma
                                                             $   (0.01)   $   (0.01)
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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2005 the Company has issued and outstanding 34,777,510 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at June 30, 2005.

NOTE C - SUBSEQUENT EVENTS

In 2002, we received loans from Jacques Mot, our President and Chief Executive Officer in amounts totaling $200,000. The loans are evidenced by a demand promissory note in favor of Mr. Mot dated December 31, 2002.

Sbusequent to the date of the financials statements the Company entered into a Debt Exchange Agreement with Mr. Mot and its wholly owned subsidiary New Generation Plastic, Inc. dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, the Company issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bears interest at a rate of 10% per annum, is payable on demand and is convertible at the option of Mr. Mot into shares of Company Preferred Stock, or into shares of NGP Preferred Stock, subject to stockholder approval of the "spinoff" of NGP. The conversion rate under the note is $1.507 per share of Preferred Stock (whether NGH or NGP) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. Accordingly, if Mr. Mot converts the entire amount outstanding under the Convertible Promissory Note as of the date of issuance into shares of NGH Preferred Stock, he would own 37,690,506 shares of Common Stock (including the 100,000 shares and currently exercisable options to purchase 1,100,000 shares he owned prior to the issuance of the Convertible Promissory Note) representing approximately 34% of the Company on a fully diluted basis or approximately 45% of the Company assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. Similarly, if our stockholders approve the "spinoff" of NGP and Mr. Mot elects to convert the entire amount outstanding under the Convertible Promissory Note into NGP Preferred Stock, he would own 37,690,506 shares of NGP Common Stock representing approximately 34% on fully diluted basis or approximately 45% assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders.

                          NEW GENERATION HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

The Company has engaged in a Regulation S offering to offshore investors that commenced in March 2004. In this offering, a total of $2,506,027 has been raised through the date of this filing and 25,060,270 shares of common stock and warrants to purchase an additional 21,935,270 shares of common stock have been issued. Of the $2,506,027 raised in this offering, $27,300 was subscribed for during the three month period ended June 30, 2005.

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

Liquidity and Capital Resources

As of June 30, 2005, we had a working capital deficit of $ 1,754,408. We generated no cash flow from operations during the three month period ended June 30, 2005. During the six month period ended June 30, 2005, we received $719,200 (after giving effect to exchange rates) in the form of subscriptions in connection with the private placement of our restricted common stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

The Company has engaged in a Regulation S offering to offshore investors that commenced in March 2004. In this offering, a total of $2,506,207 has been raised through the date of this filing and 25,060,270 shares of common stock and warrants to purchase an additional 21,935,270 shares of common stock have been issued. Of the $2,506,207 raised in this offering, $719,200 (after giving effect to exchange rates) was subscribed for through the six month period ended June 30, 2005 and is reflected on Company's balance sheet as of such date; however, some of the common stock and warrants for such subscriptions were not issued until the third quarter of 2005.

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

We anticipate incurring research and development expenditures during the 12 months period commencing on June 30, 2005 in the approximate amount of $50,000.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) During the three month period ended June 30, 2005, we received subscriptions to purchase 273,000 shares of our common stock and warrants to purchase an additional 273,000 shares of our common stock to offshore investors for an aggregate purchase price of $27,300 in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance.

(b) None

(c) The following table provides information about purchases by us and our affiliated purchasers during the quarter ended June 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

                      ISSUER PURCHASES OF EQUITY SECURITIES

Period                      (a)                  (b)                      (c)                                  (d)
                      Total Number of       Average Price     Total Number of Shares (or      Maximum Number (or Approximate Dollar
                     Shares (or Units)     Paid per Share     Units) Purchased as Part of   Value) of Shares (or Units) that May Yet
                        Purchased)            (or Unit)       Publicly Announced Plans or        Be Purchased Under the Plans or
                                                                     Programs (1)                         Programs (1)
04/01/05-04/30/05            0                   $ 0                       0                                    0
05/01/05-05/31/05            0                   $ 0                       0                                    0
06/01/05-06/30/05            0                   $ 0                       0                                      0

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

January 23, 2006