Form 10QSB
period 2005-09-30
NEW GENERATION HOLDINGS INC
filed 2006-01-23
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File number 000-24623

NEW GENERATION HOLDINGS, INC.

(Exact name of small business issuer as specified in charter)

Delaware	13-4056896
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 30, 2005, the issuer had 39,777,510 shares of Common Stock, par value $.001 per share, outstanding. As of December 20, 2005 the issuer had 46,116,960 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at September 30, 2005 and the consolidated statements of losses and consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

NEW GENERATION HOLDINGS, INC.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2005
(unaudited)
Assets
Current assets :
Cash	$148,065
$148,065
Liabilities and (Deficiency in) Stockholders' Equity Current liabilities:
Accounts payable and accrued liabilities	$1,658,054
Total current liabilities
(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued and outstanding at September 30, 2005	—
Common stock, par value $.001 per share; 50,000,000 authorized, 39,777,510 issued and outstanding at September 30, 2005	$39,778
Common stock subscription	$484,646
Additional paid-in capital	31,510,515
Other comprehensive income	43,579
Accumulated deficit	(33,588,507)
Total (deficiency in) stockholders' equity	(1,509,989)
$148,065

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
UNAUDITED

	For the three months		For the nine months
	September 30,		September 30,
	2005	2004	2005	2004
Operating expenses:
Selling, general and administrative expenses	$691,628	$124,206	$1,555,685	$308,447
Depreciation and amortization	—	—		$30,210
Research & Development		$76,373		$158,967
Total operating expenses	$691,628	$200,579	$1,555,685	$497,624

Exchange Gain		$1,865		$9,043
Loss from operations	$(691,628)	$(198,714)	$(1,555,685)	$(488,581)

Income (taxes) benefit
Net (loss)	$(691,628)	(198,714)	$(1,555,685)	$(488,581)

Net loss per common share	$(0.02)	(0.00)	$(0.05)	$(0.02)
(basic and assuming dilution):	$0.02	(0.00)	$0.05	$(0.02)

Weighted Average Shares Outstanding	36,444,177	24,430,790	32,575,398	24,430,790

See accompanying notes to un-audited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30,
	2005	2004

Net cash (used in) operating activities	(1,510,607)	(524,522)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	1,652,115	552,776
Net increase(decrease) in cash and cash equivalents	141,508	—
Cash and cash equivalents at beginning of period	6,555	—
Cash and cash equivalents at end of period	148,065	28,254

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	—	—
Cash paid during the period for taxes	—	—
Warrants issued in exchange for services	$21,100	—

See accompanying notes to un-audited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 2004 financial statements and footnotes thereto included in the Company's Securities and Exchange Commission Form 10K-SB.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

	For the three months ended
	September 30,
	2005	2004
Net loss - as reported	$(691,628)	$(198,714)
Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)	—	—
Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)	—	—
Net loss - Pro Forma	$(691,628)	$(198,714)
Net loss attributable to common stockholders - Pro forma	$(691,628)	$(198,714)
Basic (and assuming dilution) loss per share - as reported	(0.02)	(0.00)
Basic (and assuming dilution) loss per share - Pro forma	$(0.02)	$(0.00)

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

NEW GENERATION HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
(UNAUDITED)

NOTE B - CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2005 the Company has issued and outstanding 39,777,510 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are no preferred shares outstanding at September 30, 2005.

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

The Company has engaged in a Regulation S offering to offshore investors that commenced in March 2004. In this offering, a total of $2,506,027 has been raised through the date of this filing and 25,060,270 shares of common stock and warrants to purchase an additional 21,935,270 shares of common stock have been issued. Of the $2,506,027 raised in this offering, $27,300 was subscribed for during the three month period ended September 30, 2005.

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

Due to a lack of liquidity, the Company failed to timely file its annual report on Form 10-KSB for the year ended December 31, 2002 and all subsequent quarterly and annual reports. The Company has since raised limited funds and filed its annual reports for the years ended December 31, 2002, December 31, 2003 and December 31, 2004 and all quarterly reports through and including the period ended September 30, 2004. The Company anticipates filing its remaining delinquent filings in the near future at which point the Company will be current in its filings. The Company then intends to file with the SEC, proxy materials for the purposes of among other things electing directors, selecting the Company's independent auditors and approving a "spinoff" of the Company's wholly owned subsidiary, New Generation Plastic, Inc. to the Company's stockholders. As currently contemplated, each Company stockholder would receive one share of NGP Common Stock, par value, $0.001 for each share of Company Common Stock held by such stockholder. Upon approval of the "spinoff," NGP is expected to become a public company.

Current Operations

As a result of the Minerva Group's operations ceasing in 2003, we have not undertaken any business activities from continuing operations. The Company is currently dormant, while we develop a plan to finance and market our plastic polymers processing technology.

Liquidity and Capital Resources

As of September 30, 2005, we had a working capital deficit of $1,509,989. We generated no cash flow from operations during the nine month period ended September 30, 2005. During the nine month period ended September 30, 2005, we received $1,652,115 (after giving effect to exchange rates) in the form of subscriptions in connection with the private placement of our restricted common stock.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital.

The Company has engaged in a Regulation S offering to offshore investors that commenced in March 2004. In this offering, a total of $2,506,207 has been raised through the date of this filing and 25,060,270 shares of common stock and warrants to purchase an additional 21,935,270 shares of common stock have been issued. Of the $2,506,207 raised in this offering $3,977,751 (after giving effect to exchange rates) was subscribed for through the nine month period ended September 30, 2005 and is reflected on Company's balance sheet as of such date; however, some of the common stock and warrants for such subscriptions were not issued until the fourth quarter of 2005.

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

We anticipate incurring research and development expenditures during the 12 month period commencing on September 30, 2005 in the approximate amount of $75,000.

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

Inflation

Our opinion is that inflation has not had a material effect on our operation.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2005 to ensure timely reporting with the Securities and Exchange Commission. Our management is in the process of identifying deficiencies with respect to our disclosure controls and procedures and implementing corrective measures, which includes the establishment of new internal policies related to financial reporting.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)
During the three month period ended September 30, 2005, we received subscriptions to purchase 5,000,000 shares of our common stock and warrants to purchase an additional 5,000,000 shares of our common stock to offshore investors for an aggregate purchase price of $500,000 in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance.

(b)	None

(c)
The following table provides information about purchases by us and our affiliated purchasers during the quarter ended September 30, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
07/01/05-07/30/05	0	$0	0	0
08/01/05-08/31/05	0	$0	0	0
09/01/05-09/30/05	0	$0	0	0

(1)	We have not entered into any plans or programs under which we may repurchase its common stock.

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

NEW GENERATION HOLDINGS, INC.

January 23, 2006

/s/ JACQUES MOT

Jacques Mot
President, Chief Financial Officer, Secretary and Director