Form 10KSB
period 2005-12-31
NEW GENERATION HOLDINGS INC
filed 2006-04-11
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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

Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The issuer's consolidated revenues from continuing operations for the year ended December 31, 2005 were $0.

As of April 7, 2006, the issuer had 46,829,960 shares of Common Stock, par value $0.001 per share, outstanding. The aggregate value of the common stock of the Company held by non-affiliates as of April 5, 2006 was approximately $13,330,420.

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

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS

New Generation Holdings, Inc. ("We," "Us," "NGH" or the "Company") is a Delaware corporation founded in 1999. Our shares were publicly traded on the Nasdaq OTC:BB under the symbol "NGPX" until May 23, 2003 at which time our shares were delisted from the OTC:BB as a result of our failure to timely file our Form 10-KSB for the year ended December 31, 2002. Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Since that time, we have raised limited funds which have enabled us to complete our public filings and to invest in research and development in an attempt to commercialize our plastic technology. Our independent auditors recently completed audits for the years ended December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005 and as of January 23, 2006, we have been current in our public filings. Soon after the filing of this Form 10-KSB, we intend to file with the SEC proxy materials for the purposes of, among other things, electing directors, selecting the Company's independent auditors and approving a "spinoff" of our wholly owned subsidiary, New Generation Plastic, Inc. to our stockholders (as discussed in greater detail under the heading "Spin-off " below).

We had hoped to build shareholder value through the operation of two separate and distinct business focuses: (a) the expansion and operation of a mainframe computer software development business through our wholly owned subsidiary New Generation Partners, Inc.; and (b) the continued commercialization of our patented plastic processing technology through our wholly-owned subsidiary, New Generation Plastic, Inc. During the period December 2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A (the "Minerva Group"). The Minerva Group was an integrated technology infrastructure solutions provider, which specialized in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands. Due to a lack of liquidity caused by declining sales and an overall downturn in worldwide demand for software, Minerva could no longer profitably sell its software. Minerva entered into a master license agreement with Ikan Finanz AG as of December 31, 2002 pursuant to which it licensed substantially all of its proprietary software in exchange for certain royalty payments upon sales made by Ikan or any sublicensee. Ikan also agreed to employ most of Minerva's then existing employees. Ikan failed to make any sales of Minerva software in the first quarter of 2003 and we were forced to cease Minerva's operations toward the end of the first quarter of 2003 culminating with a liquidation of Minerva Softcare N.V. under the bankruptcy laws of the Country of Belgium in April of 2003. At approximately the same time, we suspended all of our business operations due to a lack of liquidity and accordingly failed to timely file our annual report on Form 10-KSB for the year ended December 31, 2002 and all subsequent quarterly and annual reports prior to this Form 10-KSB. We have since raised limited funds and filed our annual reports for the years ended December 31, 2002, December 31, 2003, December 31, 2004 and all of our quarterly reports through and including the period ended September 30, 2005, and we are now current in our filings.

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

SPINOFF

In order to allow our management to focus all of their time and attention on our plastic business, ,we intend to file proxy materials with the SEC for the purpose of seeking stockholder approval for the "spinoff" of NGP to our stockholders, among other things. As currently contemplated, each of our stockholders would receive one share of NGP Common Stock, par value, $.0001 for each share of our Common Stock held by such stockholder. Upon approval of the "spinoff," NGP is expected to become a public company.

PATENTS

The NGP Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307.

RESEARCH AND DEVELOPMENT

In 2004, we spent approximately $180,000 on research and development. In 2005, we spent approximately $712,000 on research and development.

NUMBER OF EMPLOYEES

As of December 31, 2005 we had two employees, Jacques Mot our Chief Executive Officer and Patrick Sulzer our Chief Operating Officer. Prior to January 1, 2005, Mr. Mot served as a consultant.

DEPENDENCE ON KEY CUSTOMERS; MAJOR SUPPLIERS

We do not yet have any customers or suppliers and are therefore not dependent on any customer or supplier.

COST OF COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

We currently have no costs associated with compliance with environmental regulations; however, there can be no assurances that we will not incur such costs in the future to the extent we exploit our plastic technology.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

We have a month to month oral lease for approximately 150 square feet of office space located at 14, Rue du Rhône CH-1204, Geneva, Switzerland. We also pay approximately $430 per month for use of a conference room, on an as needed basis, at 245 Park Avenue, New York, NY.

ITEM 3. LEGAL PROCEEDINGS.

In the ordinary course of business, we may be involved in legal proceedings from time to time. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters will not have a material adverse effect on our financial position, results of operations or liquidity. We will seek to minimize disputes but recognize the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Since that time, we have raised limited funds which have enabled us to complete our public filings and to invest in research and development in an attempt to commercialize our plastic technology. Our independent auditors recently completed audits for the years ended December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005 and we have been current in our public filings since January 23, 2006. Commencing on May 23, 2003 our shares were delisted from the OTC Bulletin Board based upon our failure to timely file our annual report on Form 10-KSB for the year ended December 31, 2002 and prices for our common stock are now quoted on the "pink sheets." The following table sets forth for the periods indicated the high and low bid quotations for our common stock for the period from January 1, 2004 through December 31, 2005. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
4th Quarter 2005, ended 12/31/05	$0.34	$0.30
3rd Quarter 2005, ended 9/30/05	$0.38	$0.17
2nd Quarter 2005, ended 6/30/05	$0.23	$0.14
1st Quarter 2005, ended 3/31/05	$0.24	$0.17
4th Quarter 2004, ended 12/31/04	$0.25	$0.10
3rd Quarter 2004, ended 9/30/04	$0.40	$0.15
2nd Quarter 2004, ended 6/30/04	$0.40	$0.08
1st Quarter 2004, ended 3/31/04	$0.25	$0.01

DIVIDEND POLICY

We have not paid any dividends since our inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

HOLDERS

There were 170 stockholders of record of the Company's common stock as of December 31, 2005.

RECENT SALES OF UNREGISTERED SECURITIES

(a)
During the year ended December 31, 2005, we sold a total of 19,873,150 shares of our common stock and warrants to purchase an additional 16,748,150 shares of our common stock to non-U.S. investors in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance. In connection with such sales, we received a total of $1,987,315. Of this amount, 2,806,000 shares of common stock and warrants to purchase an additional 2,806,000 shares of common stock were issued during the fourth quarter. We received a total of approximately $280,600 in connection with the sale of shares and warrants in the fourth quarter of 2005.

(b)	None.
(c)
The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2005 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
10/01/05-10/31/05	0	$0	0	0
11/01/05-11/30/05	0	$0	0	0
12/01/05-12/30/05	0	$0	0	0

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Statements included in this Plan of Operations, and in future filings by the company with the Securities and Exchange Commission, in the company's press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect the company's actual results and could cause the company's actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to the company and (ii) lack or resources to maintain the company's good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and the company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

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

Going Concern

We are currently in the process of implementing our business plan for developing and marketing our NGP Process. At present, we have insufficient capital on hand to fund our operations through 2006. There can be no assurance that upon implementing our new business plan, we will be successful or that we will start producing sufficient revenues to maintain our operations. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

Overview

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

Despite the state of the market, NGH attempted to make a private placement during May, June and July of 2002 through the investment-banking firm M.H. Meyerson (MHM) in New York. The purpose was to raise US $5,500,000, in order to refinance New Generation Partners Inc., and its subsidiary Minerva Softcare NV/SA (Minerva) as well as building the first NGP eWaste factory. MHM failed in its efforts and NGH decided to terminate them in the fall of 2002. Thereafter, NGH decided to focus on developing industrial and personal relationships with alternative finance strategies.

One of the main concerns for NGH was the Minerva activity, because it was suffering a great deal due to the collapse of the IT market. Several efforts were made to create a reseller relationship with IBM and other IT industry leaders. NGH hired a consulting group in Canada that consisted of previous top executives from IBM, and directed them to strengthen the relationship with IBM and other organizations. Unfortunately, after 4 months of negotiations, just when Minerva was about to receive an EMEA (Europe, Middle-East, Asia) reseller agreement from IBM, IBM acquired Rational Corporation, which was the main competitor to Minerva's product. The failure to attain a foothold with IBM combined with the fact that several other large software sales never closed, caused Minerva's management to find alternative solutions. In order to reduce its operating cost to a minimum, Minerva sold the rights to develop, maintain and sell its products to another corporation, Ikan AG. The licensee hired 22 of the Minerva people and agreed to pay royalties on sales of the products. Sales never materialized and no royalties were paid, and Minerva management was obliged to file for bankruptcy according to the laws of Belgium.

In December, 2002, due to the lack of liquidity and decreased sales, the Minerva Group began winding down its operations. Subsequently, the Minerva Group ceased operating and on April 7, 2003 was forced into an involuntary receivership under the laws of the Country of Belgium. The Belgium Court appointed a Trustee to oversee the Minerva liquidation and foreclosed on substantially all of its assets. As a result of the placement of the Minerva Group into an involuntary receivership and liquidation, the Company's control of the Minerva Group ceased, and accordingly, the Company has deconsolidated the Minerva Group as of April 7, 2003 by reducing consolidated accumulated deficit in the amount of the net liabilities of the Minerva Group of $3,882,801.

We are now pursuing a new business plan related to NGP and the NGP Process described below. Accordingly, the operating activities prior to April 8, 2003 have been reported as discontinued operations on the Company’s consolidated statement of operations. We are now considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and reporting by Development Stage Enterprises”.

NGP and the NGP Process (TM)

We own and develop patented and proprietary plastic blending (NGP(TM)) technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of computer scrap to the creation of new thermo plastic compound and, in conjunction with saw dust, to the creation of new versions of wood plastic.

Our mission is to commercialize the technology through applications in the virgin plastic markets (polymer alloys) and the plastic recycling sector (recycling of obsolete computer and other electronic equipment).

We believe our patented proprietary process, the NGP(TM) technology, is capable of producing homogeneous, commercially usable polymer end products from mixed virgin plastic and/or recycled waste plastic without chemical additives, or so-called compatibilizers which link non-compatible resins.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

Operating losses from continuing operations increased from $620,770 in 2004 to $4,743,560 in 2005. The increase of $4,122,790 was primarily the result of an increase of $1,939,213 in general and administrative expenses, from $411,442 in 2004 to $2,350,655 in 2005, and an increase in research and development expenses of $532,806, from $179,118 in 2004 to $711,924 in 2005. The increase in general and administrative expense results primarily from increased consulting expenses and professional fees. The increases in these areas is attributable to the continued implementation of our NGP business strategy, costs incurred in bringing our public filings current, and increased costs in raising additional equity to enable us to revive the business operations of our plastic subsidiary. Increased research and development expenses are a direct result of our continuing development of the NGP Process.

We also incurred non-cash financing and interest costs of $1,675,981 during 2005, with no comparable costs in the 2004 year. These costs are comprised of the change in fair value of a warrant liability of $922,677 and the amortization of debt discount of $753,304.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had a deficiency in working capital of $2,755,893. For the year ended December 31, 2005, we generated a net cash flow deficit from operating activities of $1,950,910 consisting primarily of a net loss of $4,743,560, adjusted for a net change in liabilities of $1,095,569 and equity based compensation expense of $21,100 and non-cash financial charges of $1,675,981. We have funded our operations through the sale of our common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied mostly on advances from stockholders and sales of our common stock. There is no assurance that the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

During the year ended December 31, 2005, we raised $1,932,715 in exchange for the issuance of 19,327,150 shares of common stock (and warrants to purchase an additional 16,748,150 shares of common stock at a purchase price of $0.35 per share exercisable for a period of three years) in a Regulation S offering to foreign investors that commenced in April of 2004. Subsequent to December 31, 2005, we raised an additional $132,800 approximately, giving effect to exchange rates, in exchange for the issuance of 1,328,000 shares of Common Stock (and warrants to purchase an additional 1,328,000 shares of Common Stock at a purchase price of $0.35 per share exercisable for a period of three years) in our Regulation S offering; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

There can be no assurance that we will generate revenues from operations or obtain sufficient capital on acceptable terms, if at all. Failure to obtain such capital or generate such operating revenues would have an adverse impact on our financial position and results of operations and ability to continue as a going concern. Our operating and capital requirements during the next fiscal year and thereafter will vary based on a number of factors, including the level of sales and marketing activities for our plastic services and products. There can be no assurance that additional private or public financings including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

EMPLOYEES

As of December 31, 2005, we had 2 employees, Jacques Mot, our Chief Executive Officer and Patrick Sulzer, our Chief Operating Officer. Prior to January 1, 2005, Mr. Mot served as a consultant. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

BUSINESS CONCENTRATION

During the year ended December 31, 2005, the Company recognized no revenues from continuing operations, and accordingly had no relationships with customers from continuing operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “ Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment ”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for NGH effective the first interim period that starts after December 15, 2005. NGH has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company’s future overall results of operations and financial position.

In December 2004 the FASB issued two Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities”. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107 ”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections ” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes ” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 ”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by NGH in the first quarter of 2006.  NGH has evaluated the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

Product Research and Development

The Company, we anticipate expending approximately $350,000 of available cash (subject to receipt of additional financing) towards research and development activities during the next twelve (12) months in connection with the further testing and development of our BT 30 machine and our industrial size machine.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

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

DEPENDENCE UPON MANAGEMENT

Our future performance and success are dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Jacques Mot, our president and chief executive officer and Patrick Sulzer, our Chief Operating Officer. If we lost the services of Mr. Mot and/or Mr. Sulzer before we could get qualified replacements, that loss could materially adversely affect our business. We do not maintain key man life insurance on either Mr. Mot or Mr. Sulzer.

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

INSUFFICIENT AUTHORIZED SHARES

We do not have sufficient authorized shares of our common stock to issue shares upon exercise of outstanding warrants. Each warrant contains a covenant that we will keep available sufficient authorized shares to permit exercise of such warrant. Accordingly, if holders of outstanding warrants exercised such warrants, we would not be able to satisfy our obligations under such warrants. We intend to submit proxy materials to the SEC in the very near future for the purpose of, among other things, increasing the number of authorized shares of our common stock, however, there are no assurances that our stockholders will approve such increase.

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

The Company's independent certified public accountant has stated in their report included in this Annual Report that the Company has incurred operating losses from its inception , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

RECENT DEVELOPMENTS

Corporate Recapitalization and Reorganization of Company

We entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot and our wholly owned subsidiary New Generation Plastic, Inc. dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bears interest at a rate of 10% per annum, is payable on demand and is convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of NGP Preferred Stock, subject to stockholder approval of the "spinoff" of NGP. The conversion rate under the note is $1.507 per share of Preferred Stock (whether NGH or NGP) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. Accordingly, if Mr. Mot converts the entire amount outstanding under the Convertible Promissory Note as of the date of issuance into shares of NGH Preferred Stock, he would own 37,690,506 shares of Common Stock (including the 100,000 shares and currently exercisable options to purchase 1,100,000 shares he owned prior to the issuance of the Convertible Promissory Note) representing approximately 34% of the Company on a fully diluted basis or approximately 45% of the Company assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. Similarly, if our stockholders approve the "spinoff" of NGP and Mr. Mot elects to convert the entire amount outstanding under the Convertible Promissory Note into NGP Preferred Stock, he would own 37,690,506 shares of NGP Common Stock representing approximately 34% on fully diluted basis or approximately 45% assuming exercise of Mr. Mot's options, but excluding options and/or warrants held by all other stockholders. We intend to file a proxy statement with the SEC seeking approval of the “spinoff”, among other things, after filing this Form 10-KSB for the year ended December 31, 2005.

Processing of plastic polymers

During the second quarter of 2004 we were able to reactivate the NGP BT 30 machine, which had been in storage since mid 2002, due to lack of operating capital. Since then, we have engaged HPB Equipment, located in Beligneux/France to warehouse and store the NGP BT 30 prototype machine. We have also engaged an engineer on a consulting basis in order to operate the machinery and develop further testing for clients within the plastic industry. NGP has also recently built its first industrial size machine, with a capacity of 350KG per hour, or 2,400 Tons annually.

The Company has been able to raise funds through a private placement in Europe, which is ongoing. The use of proceeds are to update all SEC filings, reactivate the NGP BT 30, retain plastic engineering professionals as well as hiring executives on management level and to build the first NGP 350KG commercially viable machine and plant.

Consulting Arrangements

Pursuant to an engagement letter with Robert Scherne, CPA, P.C. dated February 10, 2006, we retained Robert Scherne as our interim Chief Financial Officer on a consulting basis. Pursuant to the terms of the engagement letter, we pay Robert Scherne, CPA, P.C. at an hourly rate of $150 per hour, $90 of which is payable in cash and $60 of which is payable in restricted shares of our common stock. The amount of common stock due to Mr. Scherne is determined on a monthly basis by dividing $60 per billed hour by 50% of our average trading price for the prior ninety days. Mr. Scherne's engagement may be terminated by either party upon notice to the other party.

On March 15, 2006, we executed a Consulting Agreement with Patrick Hellinckx relating to the provision of advice regarding financing options. Although this Agreement was executed in March, certain of the services were performed in 2005. Pursuant to this Consulting Agreement, we paid Mr. Hellinckx $7,800 and agreed to issue 226,300 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) and warrants to purchase an additional 226,300 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) which shares and warrants have been accrued on our December 31, 2005 balance sheet. The warrants have an exercise price of $0.35 per share and expire five years from the date of issuance. The Consulting Agreement expires on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Volader Corp. relating to the provision of advice regarding financing options. Although this Agreement was executed in March, certain of the services were performed in 2005. Pursuant to this Consulting Agreement, we paid Volader $27,180 and agreed to issue 714,847 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) and warrants to purchase an additional 714,847 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) which shares and warrants have been accrued on our December 31, 2005 balance sheet. The warrants have an exercise price of $0.35 per share and expire five years from the date of issuance. The Consulting Agreement expires on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Polymer Consulting relating to the provision of advice regarding financing options. Although this Agreement was executed in March, certain of the services were performed in 2005. Pursuant to this Consulting Agreement, we paid Polymer Consulting $153,399.70 and agreed to issue 801,487 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) and warrants to purchase an additional 801,487 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) which shares and warrants have been accrued on our December 31, 2005 balance sheet. The warrants have an exercise price of $0.35 per share and expire five years from the date of issuance. The Consulting Agreement expires on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Clanders Investors relating to the provision of advice regarding financing options. Although this Agreement was executed in March, certain of the services were performed in 2005. Pursuant to this Consulting Agreement, we agreed to issue Clanders Investors 136,950 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) and warrants to purchase an additional 136,950 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) which shares and warrants have been accrued on our December 31, 2005 balance sheet. The warrants have an exercise price of $0.35 per share and expire five years from the date of issuance. The Consulting Agreement expires on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Jan Rasschaert relating to the provision of advice regarding financing options. Although this Agreement was executed in March, certain of the services were performed in 2005. Pursuant to this Consulting Agreement, we agreed to issue Mr. Rasschaert 100,400 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) and warrants to purchase an additional 100,400 shares of our common stock (or at our option shares of NGP Common Stock provided that the "spinoff" of NGP has occurred on or prior to December 31, 2006) which shares and warrants have been accrued on our December 31, 2005 balance sheet. The warrants have an exercise price of $0.35 per share and expire five years from the date of issuance. The Consulting Agreement expires on December 31, 2006.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herewith. The Company's audited Financial Statements as of and for the fiscal year ended December 31, 2005 and December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on his evaluation, our CEO has concluded that our disclosure controls and procedures need improvement and were not adequately effective as of December 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. We have engaged Robert Scherne in an effort to, among other things, identify deficiencies with respect to our disclosure controls and procedures and implement corrective measures, including the establishment of new internal policies related to financial reporting.

Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Material Definitive Agreements

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2005:

Name	Age	Position and Offices with the Company
Jacques Mot	49	Chairman of the Board of Directors
Marcel Rokegem	56	Director
Patrick Sulzer	31	Chief Operating Officer

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

Patrick Sulzer has served as Chief Operating Officer since April 2005. He acted as an independent consultant to NGP during the six months prior to taking an official position with the Company. From August 2002 until November 2004, he worked as Logistics & Operations Manager for TechnoMarine group, an international watch company with offices in Europe, USA and Asia. Prior to that Mr Sulzer was an auditor with PriceWaterhouseCoopers. He graduated from Oxford Brookes University in 2001 (BA 2:1) where he studied Finance & Management. In addition, he attended two years the University of Fribourg where he studied law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Jacques Mot did not timely file his Form 4 with respect to the Convertible Promissory Note issued to him on December 7, 2005.

CODE OF ETHICS POLICY

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as we have not had the financial resources to do so and our businesses had until recently been dormant.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chief Executive Officer and our Chief Operating Officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Securities
				Other	Restricted	Underlying
				Annual	Stock	Options/	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)	(#)	(#)	($)	($)
Jacques Mot, Cheif Executive Officer	2003	$324,000
	2004	$324,000
	2005	$324,000
Patrick Sulzer, Chief Operating Officer	2003 2004 2005	— — $96,500

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of December 31, 2005, regarding beneficial ownership of our common stock by

-	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;

-	each of our directors;

-	each of the named executive officers; and

-	all of our current executive officers and directors as a group.

Name of	Number of Shares
Beneficial Owner	Beneficially Owned(1)	Percent of Class (1)
Icare BVBA(2)	3,715,119	8.1%
Rapide BVBA(3)	3,715,119	8.1%
Jacques Mot(4)	37,940,459	45.2%
Marcel Rokegem	50,000	0.1%
All executive officers and directors as a group	37,990,459	45.3%

(1)
Shares of common stock subject to warrants or other instruments currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes shares owned by Icare BVBA (3,648,658) and Robert Jordaens (66,461).
(3)	Includes shares owned by Rapide BVBA (3,648,658) and Rene de Vleeschauwer (66,461).
(4)
Includes 1,100,000 vested options to purchase common stock @ $1.18 per share and 100,000 shares of common stock and 36,740,459 shares of common stock issuable upon conversion of 503,294 shares of preferred stock issuable upon conversion of principal and accrued interest through December 31, 2005 under a Convertible Promissory Note in favor of Mr. Mot dated December 7, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 13. EXHIBITS LIST

(a)	The following documents are filed as part of this Form:

Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

(b)	Exhibits

++(3)	(i)	Amended and Restated Certificate of Incorporation
++	(ii)	By-Laws
++(4)	(i)	Specimen Certificate for Common Stock
++	(ii)	Form of Warrant at $6.00 expiring 2 years after Commencement Date
++	(iii)	Form of Warrant at $12.00 expiring March 5, 2004
++	(iv)	Form of Warrant at $12.00 expiring February 24, 2004
^	(v)	Form of Warrant at $8.00 expiring 2 years after Commencement Date
	(vi)	Form of Warrant at $0.35 expiring 3 years after issuance date
++(10)	(i)	Employment Agreement of Paul Hokfelt dated January 25, 2000
+	(ii)	Line of Credit Agreement dated as of April 15, 1999
+	(iii)	Consulting Agreement of Jacques Mot dated as of April 15, 1999.
^	(iv)	Strategic Collaboration Agreement dated as of March 31, 2000 by and between the Company and New Generation Partners, Inc., on one hand, and Double Impact, Inc., on the other.
^	(v)	Share Transfer Agreement dated as of March 31, 2000 by and among Bachkine & Meyer Industries, S.A., Double Impact, Inc. and the Company.
^	(vi)	Termination Agreement dated as of April 15, 2000 by and between the Company and BAMI Consulting, S.A.
^	(vii)	Subscription Agreement dated as of April 10, 2000 by and between the Company and Gauk Holding, Inc.
^	(viii)	Subscription Agreement dated as of April 10, 2000 by and between the Company and Mercer International S.A.
	(ix)	(Reserved)
#	(x)	Form of Subscription Agreement
#	(xi)	Amendment to Line of Credit Agreement, dated July 15, 2000, between the Company and Bachkine & Meyer Industries, S.A.
**	(xii)	Loan Retirement Agreement dated as of November 13, 2000 by and between the Company and Bachkine & Meyer Industries SA.
**	(xiii)	Consulting Fee Conversion Agreement dated as of November 13, 2000 by and between the Company and BAMI Consulting, Inc.
***	(xiv)	Share Exchange Agreement dated as of December 29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.
****	(xv)	Share Exchange Agreement dated as of February 28, 2001 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.
+++	(xvi)	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.
*	(xvii)	Master License Agreement between Minerva Softcare NV and Ikan Finanz AG effective as of December 31, 2002
*	(xviii)	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.
##	(xix)	Form of Subscription Agreement for 2004 Regulation S Offering
*****	(xx)	Subscription Agreement between the Company and Alfons de Maeseneir
##	(xxii)	Debt Exchange Agreement among New Generation Holdings, Inc. New Generation Partners, Inc. and Jacques Mot dated as of December 7, 2005.
##	(xxiii)	Convertible Promissory Note in favor of Jacques Mot dated December 7, 2005
	(xxiv)	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.
	(xxv)	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.
	(xxvi)	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.
	(xxvii)	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.
	(xxviii)	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.
	(xxix)	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.
##	(21)	Subsidiaries of the Registrant
	(31.1)	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
	(32.1)	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.
++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.
^	Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.
#	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.
*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.
**	Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2000 filed on November 21, 2000.
***	Incorporated by reference to the Company's Form 8-K filed on February 28, 2001
****	Incorporated by reference to the Company's Form 8-K filed on March 12, 2001
*****	Incorporated by reference to the Company’s Form 8-K filed on May 12, 2005
+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001
##	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2004 filed on December 7, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to New Generation Holdings, Inc. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended December 31, 2005 and 2004:

Fee Category	Fiscal 2005 Fees	Fiscal 2004 Fees
Audit Fees	$37,802	$10,381
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$37,802	$10,381

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." [There were no Audit-Related services provided in fiscal 2005 or 2004. ]

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. [There were no tax services provided in fiscal 2005 or 2004.]

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2005 or 2004.

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

NEW GENERATION HOLDINGS, INC. (Registrant)

By:	/s/ Jacques Mot

Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on April 11, 2006 by the following persons in the capacities indicated:

By:	/s/ Jacques Mot

Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Robert Scherne

Robert Scherne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem

Marcel Rokegem Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NEW GENERATION HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2005	F-3

Consolidated Statements of Losses and Comprehensive Losses for the two years ended December 31, 2005 and 2004 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2005
F-4

Consolidated Statement of Deficiency in Stockholders' Equity for the two years ended December 31, 2005 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2005
F-5

Consolidated Statements of Cash Flows for the two years ended December 31, 2005 and 2004 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2005	F-6

Notes to Consolidated Financial Statements	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
New Generation Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. and subsidiaries ("Company"), development stage Company, as of December 31, 2005, and the related consolidated statements of losses, comprehensive loss, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2005. . These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and from April 7, 2003 (date of inception as a development stage enterprise ) to December 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
April 5, 2006

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

Assets

Current assets:
Cash	$2,946

Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

Accounts payable and accrued expenses:	$2,005,535
Convertible note payable, stockholder	753,304
Total current liabilities	2,758,839

Embedded conversion derivative	753,304
Warrant derivatives	5,198,643
Total liabilities	8,710,786

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
none issued and outstanding	—
Common stock, par value $.001 per share; 50,000,000 shares authorized,
46,116,960 shares issued and outstanding	46,119
Additional paid-in capital	27,862,154
Stock subscriptions	131,300
Other comprehensive income	28,969
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(5,694,651)
Total deficiency in stockholders' equity	(8,707,840)
Total liabilities and deficiency in stockholders' equity	$2,946

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

			Cumulative Period
			from April 8, 2003
			(date of inception
			as a development
			stage enterprise) to
	Years ended December 31,		December 31,
	2005	2004	2005

Operating expenses:
General and administrative expenses	$2,350,655	$411,442	$3,014,838
Depreciation and amortization	—	30,210	107,790
Research and development	711,924	179,118	891,042
Loss from operations	(3,062,579)	(620,770)	(4,013,670)

Change in value of warrant liability	(922,677)	—	(922,677)
Interest expense	(758,304)	—	(758,304)
Loss before provision for income taxes	(4,743,560)	(620,770)	(5,694,651)

Provision for income taxes	—	—	—
Net loss	$(4,743,560)	$(620,770)	$(5,694,651)

Net loss per common share, basic and diluted	$(0.12)	$(0.03)

Weighted average shares outstanding	38,114,030	23,264,740

Comprehensive loss:
Net loss	$(4,743,560)	$(620,770)
Foreign currency translation gain	14,586	14,383
Comprehensive loss	$(4,728,974)	$(606,387)

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 7, 2003 (DATE OF INCEPTION AS A DEVELOPMENT STAGE ENTERPRISE ) THROUGH DECEMBER 31, 2005

					Accumulated Deficit
			Additional	Common	Prior to	During	Other
	Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
			Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	21,056,690	$21,059	$29,636,051	$—	$(34,634,693)	$—	$—	$(4,977,583)

Disposition of previously controlled
wholly and majority owned subsidiaries,
net	—	—	—	—	3,882,801	—	—	3,882,801
Net loss from January 1, 2003 to
April 7, 2003	—	—	—	—	(329,839)	—	—	(329,839)
Balance, April 7, 2003	21,056,690	21,059	29,636,051	—	(31,081,731)	—	—	(1,424,621)

Net loss	—	—	—	—	—	(330,321)	—	(330,321)
Balance, December 31, 2003	21,056,690	21,059	29,636,051	—	(31,081,731)	(330,321)	—	(1,754,942)

Sale of common stock	6,500,120	6,500	643,514	—	—	—	—	650,014
Common stock subscribed	—	—	—	54,600	—	—	—	54,600
Shares physically issued	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	14,383	14,383
Net loss	—	—	—	—	—	(620,770)	—	(620,770)
Balance, December 31, 2004	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	18,014,150	18,014	1,783,401	—	—	—	—	1,801,415
Warrants issued for services	—	—	21,100	—	—	—	—	21,100
Shares physically issued	546,000	546	54,054	(54,600)	—	—	—	—
Common stock subscribed				131,300				131,300
Reclassification of warrants to liabilities	—	—	(4,275,966)	—	—	—	—	(4,275,966)
Currency translation adjustment	—	—	—	—	—	—	14,586	14,586
Net loss	—	—	—	—	—	(4,743,560)	—	(4,743,560)
Balance, December 31, 2005	46,116,960	$46,119	$27,862,154	$131,300	$(31,081,731)	$(5,694,651)	$28,969	$(8,707,840)

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from April 8, 2003
			(date of inception
			as a development
			stage enterprise) to
	Years ended December 31,		December 31,
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(4,743,560)	$(620,770)	$(5,694,651)
Adjustments to reconcile net loss to net
cash used in operating activities:
Warrants issued for services	21,100	—	21,100
Amortization of debt discount	753,304		753,304
Change in value of warrant liability	922,677		922,677
Depreciation	—	30,211	107,790
Increase (decrease) in liabilities:
Accounts payable	1,095,569	(121,879)	1,226,432

Cash used in operating activities	(1,950,910)	(712,438)	(2,663,348)

Cash flows from financing activities:
Proceeds from sale of common stock	1,932,715	704,610	2,637,325

Effect of exchange rate changes on cash	14,586	14,383	28,969

Net (decrease) increase in cash	(3,609)	6,555	2,946
Cash, beginning of period	6,555	—	—
Cash, end of period	$2,946	$6,555	$2,946

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$—	—	—
Cash paid during the period for taxes	$—	—	—
Warrants issued in exchange for services	$21,100	—	$21,100

Non-Cash Financing Activities:

In December 2005 the Company issued a convertible promissory note to a stockholder in the amount of $753,304 as payment of certain amounts due to him.

The Company has recorded a beneficial conversion feature
derivative liability in the amount of $753,304 related to the note described above.

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

New Generation Holdings, Inc. (we”, “us”, “our company” or “NGH”), was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") , and we are currently developing, through our wholly owned subsidiary, a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2005, the Company has accumulated losses of $5,694,651.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $4,743,560 and $620,770 for the years ended December 31, 2005 and 2004, respectively and have a stockholders' deficiency of $8,707,840 at December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. The significant increase in the net loss for the year ended December 31, 2005 is the result of our expanded activities, primarily in the development of our technology.

The continuation of the company as a going concern is dependent on our ability to develop revenues and to obtain additional financing from outside sources. Management is also attempting to secure ongoing revenue relationships for our products. We are currently developing, through our wholly subsidiary, a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

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

Liquidity

As reflected in the accompanying consolidated financial statements, the Company incurred net losses of $4,743,560 and $620,770 for the years ended December 31, 2005 and 2004, respectively, and has an accumulated deficit of $36,776,382 as of December 31, 2005. In addition, the Company's current liabilities exceeded its current assets by $2,755,893 as of December 31, 2005. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed insured limits. We have not experienced any losses in such account.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of applicable government mandated insurance limits.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Product Development Costs

Product development costs include expenses incurred by the company for research, design and development of the Company's proprietary technology.

Advertising

We charge the costs of advertising to expense as incurred. For the years ended December 31, 2005 and 2004, we incurred no advertising costs.

Stock Based Compensation

Stock Based Compensation— SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees. We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

We use the fair value method for equity instruments granted to non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Pro Forma Information

Employee and Director Common Share Purchase Options - There were no equity instruments granted to employees during the years ended December 31, 2005 and 2004 and, therefore, pro forma financial information has not been presented.

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

Loss Per Share

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss amounted to $0.12 for the year ended December 31, 2005 and $0.03 for the year ended December 31, 2004. For the years ended December 31, 2005 and 2004, 63,838,776 potential shares and 10,600,120 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “ Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment ”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation ”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees ”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for NGH effective the first interim period that starts after December 15, 2005. NGH has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company’s future overall results of operations and financial position.

In December 2004 the FASB issued two Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities”. FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107 ”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections ” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes ” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 ”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by NGH in the first quarter of 2006.  NGH has evaluated the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

NOTE B - INTANGIBLE ASSETS

The costs and accumulated amortization of intangible assets at December 31, 2005 and 2004 are summarized as follows:

Patents and related costs	$517,199
Accumulated amortization	(517,199)
Intangible assets, net	$—

Amortization expense included as a charge to income amounted to $30,210 in the year ended December31, 2004.

NOTE C -CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of December 31, 2005 the Company has issued and outstanding 46,116,960 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There were no preferred shares outstanding at December 31, 2005 or 2004.

During the year ended December 31, 2005 we sold 19,873 150 shares of common stock for proceeds of $1,987,315. In addition to the shares, we issued 16,748,150 common share purchase warrants, exercisable at $0.35 per share for a period of two years.

During 2005 we issued 200,000 common stock purchase warrants for services. The warrants are exercisable immediately at an exercise price of $0.25 per share and expire if unexercised in three years. The warrants have been valued at $21,100 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 60%, (3) risk-free interest rate of 3%, and (4) expected life of 3 years.

During the year ended December 31, 2004 we sold 6,500,120 shares of common stock for proceeds of $650,012. In addition to the shares, we issued 6,500,120 common share purchase warrants, exercisable at $0.35 per share for a period of two years.

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase warrants, we have reclassified the fair value of the warrants as a liability on the balance sheet at December 31, 2005 (See Note J).

NOTE D- WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving stock options issued to employees are summarized as follows:

	2005		2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	4,100,000	$1.33	4,100,000	$1.33
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	(400,000)	1.75	—	—
Outstanding at end of the period	3,700,000	$1.29	4,100,000	$1.33
Exercisable at end of the period	3,700,000	$1.29	4,100,000	$1.33

Warrants

Transactions involving the Company's warrant issuance are summarized as follows:

	2005		2004
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	6,500,120	$0.35	3,308,217	$6.00
Granted during the period	16,948,150	0.35	6,500,120	0.35
Exercised during the period	—	—	—	—
Terminated during the period	—	—	(3,308,217)	6.00
Outstanding at end of the period	23,448,270	0.35	6,500,120	$0.35
Exercisable at end of the period	23,448,270	0.35	6,500,120	$0.35

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase options and warrants, we have reclassified the fair value of the options and warrants as a liability on the balance sheet at December 31, 2005 (See Note J).

The number and weighted average exercise prices of options and warrants outstanding as of December 31, 2005 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.25	200,000	2.3	$0.25
$0.35	23,248,270	2.5	$0.35
$1 - $2	3,650,000	1.2	$1.19
$7 - $10	50,000	1.2	$8.50

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $5,100,000 which expire through 2025, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $1,785,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

 Components of deferred tax assets as of December 31, 2005 are as follows:

Non Current:
Net operating loss carryforward	$1,785,000
Valuation allowance	(1,785,000)
Net deferred tax asset	$—

NOTE F - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 are as follows:

2005
Accounts payable	$241,421
Accrued expenses	1,764,114
Total	$2,005,535

Included in accrued expenses is an unsecured loan in the principal amount of $200,000 due the President of the Company (see Note J).

NOTE G - CONTINGENCIES AND COMMITMENTS

Litigation

In December 2001, a former Director of Minerva filed a complaint against Minerva in Belgium. The complaint alleges a breach of employment contract and reimbursement of certain expenses. In 2001, the Company recorded a pre-tax charge of $77,000 to reserve for this claim and other related costs. At December 31, 2005, the remaining liability for this obligation was $77,000 and has been was classified as an accrued expense in the consolidated balance sheet.

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

NOTE H - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company's President advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due the Company's President at December 31, 2004 is $200,000 and is included in accrued expenses (see Note H).

NOTE I- CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

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

As the note is convertible at a discount to market at the date of issue, the Company has determined that there is a beneficial conversion feature associated with the debt in the amount of $753,304. Since the note is due upon demand this amount has been charged to interest expense as of the date issued.

Since we do not have sufficient authorized shares to enable the conversion of the note into our common shares, we have reclassified the value of the embedded conversion option as a liability on the balance sheet at December 31, 2005 (See Note J).

NOTE J - WARRANT AND DERIVATIVE LIABILITIES

 As disclosed in Note C, we do not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants and conversion of our outstanding convertible note. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the note agreement and other option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19. As of August 30, 2005, the initial date on which we had insufficient shares to settle all contractual obligations under option and warrant agreements outstanding, a $735,200 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of 4% and (4) expected life and exercise prices consistent with each individual instrument.

Additionally, during October through December 2005, the $1,770,382 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of 4.4% and (4) expected life and exercise prices consistent with each individual instrument. The fair values of new instruments issued during this period have been classified as liabilities as of the date of issue. This amount aggregated $1,770,383 computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of 4.4% and (4) expected life and exercise prices consistent with each individual instrument.

At December 31, 2005 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of approximately 4% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $5,199,000. As a result, for the year ended December 31, 2005 the Company recorded approximately $923,000 as a charge to Change in value of Warrant Liability.

We have also classified the value attributed to the beneficial conversion feature described in Note I as a liability on the balance sheet in the amount of $753,304, since we do not have sufficient authorized common shares available to enable the conversion of our outstanding convertible note.

NOTE K - SUBSEQUENT EVENTS

Subsequent to the date of the financial statements, the Company issued 1,328,000 shares of common stock and warrants to purchase an additional 1,328,000 shares of common stock in exchange for $132,800 in connection with a private placement of its restricted common stock and warrants under Regulation S.