Form 10QSB/A
period 2005-09-30
NEW GENERATION HOLDINGS INC
filed 2006-05-04
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

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

c/o 245 Park Avenue, 39 th floor
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

EXPLANATORY NOTE

This amendment is being filed to restate the New Generation Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Unaudited), Condensed Consolidated Balance Sheets (Unaudited) Condensed Consolidated Statements of Cash Flows (Unaudited), and Notes to Condensed Consolidated Financial Statements (Unaudited) to correct errors in accounting for warrants as described in footnote F to the Financial Statements herein. The Company (as defined below) is also revising the discussion under Item 4, Controls and Procedures in light of the restatement.

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

NEW GENERATION HOLDINGS, INC.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2005
(unaudited)
(Restated)
Assets
Current assets :
Cash	$148,065
$148,065
Liabilities and (Deficiency in) Stockholders' Equity Current liabilities:
Accounts payable and accrued liabilities	$1,658,054
Total current liabilities	1,658,054

Warrant derivatives	1,592,615
Total liabilities	3,250,669
(Deficiency in) stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 authorized, none issued and outstanding at September 30, 2005	—
Common stock, par value $.001 per share; 50,000,000 authorized, 39,777,510 issued and outstanding at September 30, 2005	$39,778
Common stock subscription	484,646
Additional paid-in capital	30,775,315
Other comprehensive income	43,579
Accumulated deficit	(34,445,922)
Total (deficiency in) stockholders' equity	(3,102,604)
$148,065

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
UNAUDITED

	For the three months		For the nine months
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Operating expenses:
Selling, general and administrative expenses	$691,628	$124,206	$1,555,685	$308,447
Depreciation and amortization	—	—	—	30,210
Research & Development	—	76,373	—	158,967
Total operating expenses	691,628	200,579	1,555,685	497,624

Change in value of warrant liability	(857,415)	—	(857,415)	—
Exchange Gain	—	1,865	—	9,043
Loss from operations	(1,549,043)	(198,714)	$(2,413,100)	(488,581)

Income (taxes) benefit	—	—	—	—
Net (loss)	$(1,549,043)	(198,714)	$(2,413,100)	$(488,581)

Net loss per common share	$(0.04)	(0.01)	$(0.07)	$(0.02)
(basic and assuming dilution):	$(0.04)	(0.01)	$(0.07)	$(0.02)

Weighted Average Shares Outstanding	36,444,177	24,430,790	32,575,398	24,430,790

See accompanying notes to un-audited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the nine months ended September 30,
	2005	2004

Net cash (used in) operating activities	$(1,510,605)	$(524,522)
Cash Flows from Investing Activities	—	—
Cash Flows from Financing Activities	1,652,115	552,776
Net increase(decrease) in cash and cash equivalents	141,510	28,254
Cash and cash equivalents at beginning of period	6,555	—
Cash and cash equivalents at end of period	$148,065	$28,254

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	—	—
Cash paid during the period for taxes	—	—
Warrants issued in exchange for services	$21,100	—

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

Restatement

The accompanying financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 have been restated to reclassify certain warrants as derivative liabilities due to the fact that the Company does not have sufficient authorized shares to enable the exercise of all of our outstanding common stock purchase warrants.

The result of the restatement is to increase the warrant derivative liability at September 30, 2005 by $1,592,615 and to increase the loss for the three and nine month periods ended September 30, 2005 by $857,415 as a result of the increase of the warrant liability during the three month period. The changes in reported amounts are summarized as follows:

	As Reported	Change	As Restated

Balance sheet:

Warrant derivatives	$—	$1,592,615	$1,592,615
Additional paid-in capital	31,510,515	(735,200)	30,775,315
Accumulated deficit	(33,588,507)	(857,415)	(34,445,922)

Three months ended September 30, 2005

Change in value of warrant liability	—	(857,415)	(857,415)
Net loss	(691,628)	(857,415)	(1,549,043)
Loss per share	(0.02)	(0.02)	(0.04)

Nine months ended September 30, 2005

Change in value of warrant liability	—	(857,415)	(857,415)
Net loss	(1,555,685)	(857,415)	(2,413,100)
Loss per share	(0.05)	(0.02)	(0.07)

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

	For the three months ended
	September 30,
	2005	2004
Net loss - as reported	$(1,549,043)	$(198,714)
Add: Total stock based employee compensation expense as
reported under intrinsic value method (APB. No. 25)	—	—
Deduct: Total stock based employee compensation expense as
reported under fair value based method (SFAS No. 123)	—	—
Net loss - Pro Forma	$(1,549,043)	$(198,714)
Net loss attributable to common stockholders - Pro forma	$(1,549,043)	$(198,714)
Basic (and assuming dilution) loss per share - as reported	(0.04)	(0.01)
Basic (and assuming dilution) loss per share - Pro forma	$(0.04)	$(0.01)

New Accounting Pronouncements

SFAS 123R . On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1 . In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, “Disclosure Requirements under SFAS 129, “ Disclosure of Information about Capital Structure ,” Relating to Contingently Convertible Securities.” The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company’s financial position, results of operations, or cash flows.

EITF 04-08 . In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company’s historical results is required, therefore, adoption of this EITF did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

SFAS 123R. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows .

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

Since we do not have sufficient authorized shares to enable the exercise of all of our outstanding common stock purchase warrants, we have reclassified the fair value of certain warrants as a liability on the balance sheet at September 30, 2005 (See Note E).

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

The Company has engaged in a Regulation S offering to offshore investors that commenced in March 2004. In this offering, a total of $2,506,027 has been raised through the date of this filing and 25,060,270 shares of common stock and warrants to purchase an additional 21,935,270 shares of common stock have been issued. Of the $2,506,027 raised in this offering, $27,300 was subscribed for during the three month period ended September 30, 2005 .

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

NOTE E - WARRANT AND DERIVATIVE LIABILITIES

As disclosed in Note B, we do not have sufficient authorized common shares available to enable the exercise of all of our outstanding options and warrants. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the note agreement and other option and warrant agreements outstanding.

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

At September 30, 2005 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of approximately 4% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $1,593,000. As a result, for the three and nine month periods ended September 30, 2005 the Company recorded approximately $857,000 as a charge to Change in Value of Warrant Liability.

NOTE F- RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its condensed consolidated statement of operations for the period ended September 30, 2005 to correct the following errors in the financial statements previously filed.

The Company did not have sufficient shares of common stock to settle contractual obligations under option and warrant agreements and erroneously recorded the value of warrants and options issued as permanent equity .

The net effect of the correction of this error was to:

Decrease the Company’s reported additional paid in capital as of September 30, 2005 by $735,200 from $31,510,515 to $30,775,315.

Increase the Company’s reported liabilities as September 30,m 2005 by $1,592,615 from $1,658,054 to $3,250,669.

Increase the Company’s reported net loss for the nine month period ended September 30, 2005 by $857,415 from $1,555,685 to $2,413,100.

Increase the Company’s reported net loss for the three month period ended September 30, 2005 by $857,415 from $691,628 to $1,549,043.

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of September 30, 2005.

	September 30, 2005
	(As Restated)	(As Reported)

Warrant derivatives	$1,592,615	$—
Additional paid-in capital	30,775,315	31,510,515
Accumulated deficit	(34,445,922)	(33,588,507)

Following are reconciliations of the Company’s restatement of the Condensed Consolidated Statement of Operations for the periods ended September 30, 2005.

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	(As Restated)	(As Reported)	(As Restated)	(As Reported)

Operating Expenses:
Selling, General & Administrative	$691,628	$691,628	$1,555,685	$1,555,685

Total Operating expenses	691,628	691,628	1,555,685	1,555,685
Change in value of warrant liability	(857,415)	—	(857,415)	—
Loss from operations	(1,549,043)	(691,628)	(2,413,100)	(1,555,685)
Income Taxes Provision
Net loss	(1,549,043)	(691,628)	(2,413,100)	(1,555,685)
Earnings per common share (basic and diluted)	$(0.04)	$(0.02)	$(0.07)	$(0.05)

ITEM 2.	PLAN OF OPERATION

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

Liquidity and Capital Resources

As of September 30, 2005, we had a working capital deficit of $1,509,989 . We generated no cash flow from operations during the nine month period ended September 30, 2005. During the nine month period ended September 30, 2005, we received $1,652,115 ( after giving effect to exchange rates) in the form of subscriptions in connection with the private placement of our restricted common stock.

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

Recent Accounting Pronouncements

SFAS 123R . On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendment to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB issued the final standard in December 2004 that is effective for public companies for interim and annual periods beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

FAS 129-1 . In April 2004, the FASB issued FASB Staff Position (FSP) 129-1, “Disclosure Requirements under SFAS 129, “ Disclosure of Information about Capital Structure ,” Relating to Contingently Convertible Securities.” The FSP interprets how the disclosure provisions of SFAS 129 apply to contingently convertible securities and their potentially dilutive effect on earnings per share. The Company is in a loss position for the three and nine months ended October 2, 2004, therefore, adoption of this FSP did not have a material effect on the Company’s financial position, results of operations, or cash flows.

EITF 04-08 . In September 2004, the Emerging Issues Task Force issued EITF 04-08 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." EITF 04-08 requires companies to include in diluted earnings per share, on the if-converted method, any shares of our common stock into which debt of the Company may be converted, regardless of whether the conversion threshold has been met. The Company adopted this standard as of September 2004. The Company has reported per share losses for all periods contained in this report. Since inclusion of additional shares would be anti-dilutive, no change to the Company’s historical results is required, therefore, adoption of this EITF did not have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based solely on the material weakness described below, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were not effective as of the end of the fiscal period covered by this Quarterly Report on Form 10-Q/A-1. Due to this material weakness, the Company, in preparing its restated condensed consolidated financial statements as of and for the period ended September 30, 2005, performed additional procedures relating to inventory to enable it to conclude that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.

During the course of the audit of our financial statements , for the year ended December 31, 2005 , our independent outside auditors determined we did not have sufficient authorized shares to enable the exercise of all of our outstanding common stock purchase warrants, Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the note agreement and other option and warrant agreements outstanding. Accordingly, we have reclassified the fair value of certain warrants as a liability on the balance sheet at September 30, 2005 The errors did result in the understatement of liabilities , loss before income taxes, and net loss for the interim fiscal quarter ended September 30, 2005, as described in the footnote F of the Financial Statements herein.

Changes in Internal Controls.

Since September 30, 2005, the Company has taken steps to correct its equity transaction processing procedures, accounting controls and reporting controls to prevent recurrence of such errors. Those include the employment an interim Chief Financial Officer , who is a CPA with extensive CFO-level management and SEC reporting experience in public companies. The Company believes that this addition to the Company’s Finance and Accounting team will improve the quality of future period financial reporting.

Other than the change discussed above, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date of that evaluation.

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

May 4, 2006

/s/ JACQUES MOT

Jacques Mot
President, Chief Financial Officer, Secretary and Director