Form 10QSB
period 2006-03-31
NEW GENERATION HOLDINGS INC
filed 2006-05-11
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |X| Yes |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

As of May 2, 2006, the issuer had 48,913,560 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

--------------------------------------------------------------------------------

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
            EXHIBITS
ITEM 6
            SIGNATURES

            CERTIFICATES



--------------------------------------------------------------------------------

                          PART 1 FINANCIAL INFORMATION
           ---------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

           ---------------------------------------------------------

The accompanying consolidated balance sheet of New Generation Holdings, Inc. at March 31, 2006 and the consolidated statements of losses and consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheet at March 31, 2006                      F-3
Condensed Consolidated Statements of Losses for the three months
   ended March 31, 2006 and 2005                                            F-4
Condensed Consolidated Statement of Deficiency in Stockholder's
   Equity at March 31, 2006                                                 F-5
Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2006 and 2005                                            F-6
Notes to Condensed Consolidated Financial Statements                 F-7 - F-10

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEEET
                                 MARCH 31, 2006
                                   (Unaudited)


Assets

Current assets:
  Cash                                                                          $     10,190
                                                                                ============


Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:                                          $  2,039,568
Convertible note payable, stockholder                                                753,304
                                                                                ------------

Total current liabilities                                                          2,792,872

Embedded conversion derivative                                                       753,304
Warrant derivatives                                                                5,103,026
                                                                                ------------

Total liabilities                                                                  8,649,202
                                                                                ------------

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
  none issued and outstanding                                                             --
Common stock, par value $.001 per share; 50,000,000 shares authorized,
  46,829,960 shares issued and outstanding                                            46,832
Additional paid-in capital                                                        27,783,380
Stock subscriptions                                                                  320,475
Other comprehensive income                                                            26,478
Accumulated deficit prior to development stage                                   (31,081,731)
Deficit accumulated during the development stage                                  (5,734,446)
                                                                                ------------

Total deficiency in stockholders' equity                                          (8,639,012)
                                                                                ------------

Total liabilities and deficiency in stockholders' equity                        $     10,190
                                                                                ============



See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)



                                                                                                     Cumulative Period
                                                                                                    from April 8, 2003
                                                                                                   (date of inception as
                                                                                                     development stage
                                                                                                        enterprise) to
                                                            Three months ended March 31,                 March 31,
                                                            2006                    2005                   2006
                                                        --------------         --------------    ----------------------
                                                          (Unaudited)            (Unaudited)            (Unaudited)
Operating expenses:
  General and administrative expenses                   $    246,145             $    387,498             $  3,260,983
  Depreciation and amortization                                   --                       --                  107,790
  Research and development                                    19,796                  202,342                  910,838
                                                        ------------             ------------             ------------

Loss from operations                                        (265,941)                (589,840)              (4,279,611)

Change in value of warrant liability                         244,979                       --                 (677,698)
Interest expense                                             (18,833)                      --                 (777,137)
                                                        ------------             ------------             ------------

Loss before provision for income taxes                       (39,795)                (589,840)              (5,734,446)

Provision for income taxes                                        --                       --                       --
                                                        ------------             ------------             ------------

Net loss                                                $    (39,795)            $   (589,840)            $ (5,734,446)
                                                        ============             ============             ============

Net loss per common share, basic and diluted            $      (0.00)            $      (0.02)
                                                        ============             ============

Weighted average shares outstanding                       46,576,449               27,269,843

Comprehensive loss:
  Net loss                                              $    (39,795)            $   (589,840)
  Foreign currency translation (loss) gain                    (2,491)                  20,572
                                                        ------------             ------------

Comprehensive loss                                      $    (42,286)            $   (569,268)
                                                        ============             ============


      See accompanying notes to un-audited condensed consolidated financial statements.

                         NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

                                                                                              Additional        Common
                                                                                               Paid-in           Stock
                                                                   Common Stock                Capital        Subscribed
                                                           -----------------------------    -------------    -------------

Balance, December 31, 2002                                    21,056,690   $      21,059    $  29,636,051    $        --

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                                               --              --               --               --

Net loss from January 1, 2003 to
  April 7, 2003                                                     --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, April 7, 2003                                        21,056,690          21,059       29,636,051             --

Net loss                                                            --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, December 31, 2003                                    21,056,690          21,059       29,636,051             --

Sale of common stock                                           6,500,120           6,500          643,514             --

Common stock subscribed                                             --              --               --             54,600

Shares physically issued                                            --              --               --               --

Currency translation adjustment                                     --              --               --               --

Net loss                                                            --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, December 31, 2004                                    27,556,810          27,559       30,279,565           54,600

Sale of common stock                                          18,014,150          18,014        1,783,401             --

Warrants issued for services                                        --              --             21,100             --

Shares physically issued                                         546,000             546           54,054          (54,600)

Common stock subscribed                                                                                            131,300

Reclassification of warrants to liabilities                         --              --         (4,275,966)            --

Currency translation adjustment                                     --              --               --               --

Net loss                                                            --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, December 31, 2005                                    46,116,960          46,119       27,862,154          131,300

Shares physically issued (unaudited)                             713,000             713           70,587          (71,300)

Common stock subscribed (unaudited)                                 --              --               --            260,475

Reclassification of warrants to liabilities (unaudited)             --              --           (149,361)            --

Currency translation adjustment (unaudited)                         --              --               --               --

Net loss (unaudited)                                                --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, March 31, 2006 (unaudited)                           46,829,960   $      46,832    $  27,783,380    $     320,475
                                                           =============   =============    =============    =============



                                                               Accumulated Deficit
                                                           ------------------------------
                                                             Prior to          During           Other
                                                            Development      Development    Comprehensive     Stockholders'
                                                               Stage            Stage           Income          Deficiency
                                                           -------------    -------------    -------------    -------------

Balance, December 31, 2002                                 $ (34,634,693)   $        --      $        --      $  (4,977,583)

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                                          3,882,801             --               --          3,882,801

Net loss from January 1, 2003 to
  April 7, 2003                                                 (329,839)            --               --           (329,839)
                                                           -------------    -------------    -------------    -------------

Balance, April 7, 2003                                       (31,081,731)            --               --         (1,424,621)

Net loss                                                            --           (330,321)            --           (330,321)
                                                           -------------    -------------    -------------    -------------

Balance, December 31, 2003                                   (31,081,731)        (330,321)            --         (1,754,942)

Sale of common stock                                                --               --               --            650,014

Common stock subscribed                                             --               --               --             54,600

Shares physically issued                                            --               --               --               --

Currency translation adjustment                                     --               --             14,383           14,383

Net loss                                                            --           (620,770)            --           (620,770)
                                                           -------------    -------------    -------------    -------------

Balance, December 31, 2004                                   (31,081,731)        (951,091)          14,383       (1,656,715)

Sale of common stock                                                --               --               --          1,801,415

Warrants issued for services                                        --               --               --             21,100

Shares physically issued                                            --               --               --               --

Common stock subscribed                                                                                             131,300

Reclassification of warrants to liabilities                         --               --               --         (4,275,966)

Currency translation adjustment                                     --               --             14,586           14,586

Net loss                                                            --         (4,743,560)            --         (4,743,560)
                                                           -------------    -------------    -------------    -------------

Balance, December 31, 2005                                   (31,081,731)      (5,694,651)          28,969       (8,707,840)

Shares physically issued (unaudited)                                                                                   --

Common stock subscribed (unaudited)                                 --               --               --            260,475

Reclassification of warrants to liabilities (unaudited)             --               --               --           (149,361)

Currency translation adjustment (unaudited)                         --               --             (2,491)          (2,491)

Net loss (unaudited)                                                --            (39,795)            --            (39,795)
                                                           -------------    -------------    -------------    -------------

Balance, March 31, 2006 (unaudited)                        $ (31,081,731)   $  (5,734,446)   $      26,478    $  (8,639,012)
                                                           =============    =============    =============    =============

See accompanying notes to consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Cumulative Period
                                                                                              from April 8, 2003
                                                                                            (date of inception as
                                                                                              development stage
                                                                                                enterprise) to
                                                       Three months ended March 31,                March 31,
                                                        2006                  2005                   2006
                                                 -----------------      -----------------   ------------------------
                                                     (Unaudited)           (Unaudited)             (Unaudited)
Cash flows from operating activities:
Net loss                                            $   (39,795)            $  (589,840)            $(5,734,446)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Warrants issued for services                               --                  21,100                  21,100
  Amortization of debt discount                              --                      --                 753,304
  Change in value of warrant liability                 (244,979)                     --                 677,698
  Depreciation                                               --                      --                 107,790
Increase (decrease) in liabilities:
  Accounts payable                                       34,034                  (2,198)              1,260,466
                                                    -----------             -----------             -----------

Cash used in operating activities                      (250,740)               (570,938)             (2,914,088)
                                                    -----------             -----------             -----------

Cash flows from financing activities:
Proceeds from sale of common stock                      260,475                 546,768               2,897,800
                                                    -----------             -----------             -----------

Effect of exchange rate changes on cash                  (2,491)                 20,572                  26,478
                                                    -----------             -----------             -----------

Net increase (decrease) in cash                           7,244                  (3,598)                 10,190
Cash, beginning of period                                 2,946                   6,555                      --
                                                    -----------             -----------             -----------
Cash, end of period                                 $    10,190             $     2,957             $    10,190
                                                    ===========             ===========             ===========

     See accompanying notes to un-audited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS

New Generation Holdings, Inc. (we ", "us", " our company " or "NGH" ), was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), and we are currently developing, through our wholly owned subsidiary, a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through March 31, 2006, the Company has accumulated losses of $5,734,446.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

BASIS OF PRESENTATION



The accompanying unaudited financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 and from date of inception as development stage enterprise (April 7, 2003) to March 31, 2006 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2006.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $5,734,446 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $2,782,682 at March 31, 2006 and have a stockholders' deficiency of $8,639,012 at March 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

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

NET EARNINGS (LOSS) PER SHARE

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted earnings (loss) per share. We compute basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss amounted to $0.00 for the three months ended March 31, 2006 and $0.02 for the three months ended March 31, 2005. For the three months ended March 31, 2006 and 2005, 63,038,776 potential shares and 13,922,820 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

RECLASSIFICATIONS

Certain prior period items have been reclassified to conform to the current period presentation.

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of the grant. Prior to January 1, 2006 we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

NOTE B -CAPITAL STOCK

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of March 31, 2006 the Company has issued and outstanding 46,829,960 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There were no preferred shares outstanding at March 31, 2006.

During the three months ended March 31, 2006 we received subscriptions in the aggregate amount of $260,475 to purchase 2,604,750 shares of common stock along with warrants for an additional 2,604,750 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

During the three months ended March 31, 2005 we received subscriptions in the aggregate amount of $567,270 to purchase 5,672,700 shares of common stock along with warrants for an additional 2,547,700 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

During the three months ended March 31, 2005 we issued 200,000 common stock purchase warrants for services. The warrants are exercisable immediately at an exercise price of $0.25 per share and expire if unexercised in three years. The warrants have been valued at $21,100 using the Black-Sholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 60%, (3) risk-free interest rate of 3%, and (4) expected life of 3 years.

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase warrants, we have reclassified the fair value of the warrants as a liability on the balance sheet at December 31, 2005 (See Note F).

NOTE C- WARRANTS AND STOCK OPTIONS

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase options and warrants, we have reclassified the fair value of the options and warrants as a liability on the balance sheet at December 31, 2005 (See Note F).

NOTE D - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 the Company's President advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due the Company's President at December 31, 2004 is $200,000 and is included in accrued expenses.

NOTE E- CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

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

Since we do not have sufficient authorized shares to enable the conversion of the note into our common shares, we have reclassified the value of the embedded conversion option as a liability on the balance sheet at December 31, 2005 (See Note F).

NOTE F - WARRANT AND DERIVATIVE LIABILITIES

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

During January through March, 2006 the fair value of new instruments issued during this period have been classified as liabilities as of the date of issue. This amount aggregated $149,362 computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 141%
(3) risk-free interest rate of 4.4% and (4) expected life of 2 years.

At March 31, 2006 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 151% (3) risk-free interest rate of approximately 5% and
(4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $5,103,000. As a result, for the three months ended March 31, 2006 the Company recorded approximately $245,000 as a credit to Change in Value of Warrant Liability.

We have also classified the value attributed to the beneficial conversion feature described in Note I as a liability on the balance sheet in the amount of $753,304, since we do not have sufficient authorized common shares available to enable the conversion of our outstanding convertible note.

ITEM 2. PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

We are pursuing a business plan related to NGP and the NGP Process described below. Accordingly, the operating activities prior to April 8, 2003 have been reported as discontinued operations on the Company's consolidated statement of operations. We are now considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and reporting by Development Stage Enterprises".


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

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2006, we adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, to account for compensation costs under our stock option plans. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for our employee stock options because the option exercise price equaled the market price on the date of the grant. Prior to January 1, 2006 we only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123(R), we elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of the grant. We had no outstanding unvested awards at the adoption date and we had no outstanding unvested awards during the 2005 comparative period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Operating losses decreased from $589,840 for the three months ended March 31, 2005 to $265,941for the three months ended March 31, 2006. The decrease of $323,899 was the result of a decrease of $141,353 in general and administrative expenses, from $387,498 in 2005 to $246,145 in 2006, and a decrease in research and development expenses of $182,546, from $202,342 in 2005 to $19,796 in 2006. The decrease in general and administrative expense results primarily from decreased consulting expenses and professional fees. The decreases in these areas is attributable to decreases in the costs of implementation of our NGP business strategy, decreased costs to bring our public filings current, and decreased costs in raising additional equity to enable us to revive the business operations of our plastic subsidiary. Decreased research and development expenses are a direct result decreased spending in the current period as compared to 2005. We anticipate additional expenditures of approximately $330,000 for research and development for the remainder of 2006.

We also recorded net other income of $226,146 in 2006, with no comparable items in 2005. This other income consists of the non-cash gain in change of fair value of the warrant liability of $244,979, partially offset by interest expense of $18,833.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had a deficiency in working capital of $2,782,682. For the three months ended March 31, 2006, we generated a net cash flow deficit from operating activities of $250,740 consisting primarily of a net loss of $39,795, adjusted for a net change in liabilities of $34,034 and non-cash financial income of $244,979 related to the change in fair value of our warrant liability. We have funded our operations through the sale of our common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied mostly on advances from stockholders and sales of our common stock. There is no assurance that the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

During the three months ended March 31, 2006, we raised $260,475 in subscriptions for 2,604,750 shares of common stock (and warrants to purchase an additional 2,604,750 shares of common stock at a purchase price of $0.35 per share exercisable for a period of three years) in a Regulation S offering to foreign investors that commenced in April of 2004; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

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

Recent Developments

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and interim CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of March 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. We have engaged Robert Scherne in an effort to, among other things, identify deficiencies with respect to our disclosure controls and procedures and implement corrective measures, including the establishment of new internal policies related to financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2006, we received subscriptions to purchase 2,604,750 shares of our common stock and warrants to purchase an additional 2,604,750 shares of our common stock to offshore investors for an aggregate purchase price of $260,475 in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance.

(b) None


                      ISSUER PURCHASES OF EQUITY SECURITIES


Period                  (a)               (b)                   (c)                               (d)
                  Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                 Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                     Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                       (or Unit)            Programs (1)               the Plans or Programs (1)

01/01/06-01/31/06        0                $ 0                    0                                 0
02/01/06-02/28/06        0                $ 0                    0                                 0
03/01/06-03/31/06        0                $ 0                    0                                 0


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

NEW GENERATION HOLDINGS, INC.


 /s/ Jacques Mot
------------------------------------------------
Jacques Mot
President, Chief Executive Officer, Secretary and Director

May 11, 2006