Form 10QSB
period 2006-06-30
NEW GENERATION HOLDINGS INC
filed 2006-08-14
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of August 8, 2006, the issuer had 49,998,260 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                           F1-F6

ITEM 2      PLAN OF OPERATION                                                  6

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        10

ITEM 4      CONTROLS AND PROCEDURES                                           10

PART II     OTHER INFORMATION                                                 11

ITEM 1      LEGAL PROCEEDINGS                                                 11

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                         11

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                   12

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS

            SIGNATURES

            CERTIFICATES

--------------------------------------------------------------------------------

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


The accompanying condensed consolidated balance sheet of New Generation Holdings, Inc. at June 30, 2006 and the condensed consolidated statements of losses and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at June 30, 2006 (unaudited)            F-3
Condensed Consolidated Statements of Losses for the three and six months ended June 30, 2006 and 2005 and for the period ending
  April 7, 2003 (date of inception as a development stage
  enterprise) to June 30, 2006.                                              F-4
Condensed Consolidated Statement of Deficiency in Stockholder's
  Equity at June 30, 2006 and for the period April 7, 2003 (date of
  inception as a development stage enterprise).                              F-5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 and for the period April 7, 2003 (date of
  inception as a development stage enterprise).                              F-6
Notes to Condensed Consolidated Financial Statements (unaudited)      F-7 - F-10

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)


Assets

Current assets:
  Cash                                                             $      1,198
                                                                   ============


Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:                             $  1,745,700
Convertible note payable, stockholder (Note E)                          753,304
                                                                   ------------

Total current liabilities                                             2,499,004

Embedded conversion derivative (Note F)                                 753,304
Warrant derivatives (Note F)                                          4,112,701
                                                                   ------------

Total liabilities                                                     7,365,009
                                                                   ------------

Minority interest                                                       495,704
                                                                   ------------

Deficiency in stockholders' equity: (Note B)

Preferred stock, par value $.001 per share;
  1,000,000 shares authorized, none issued and outstanding                   --
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 49,998,260 shares issued and outstanding                   49,998
Additional paid-in capital                                           28,130,866
Other comprehensive income                                               25,256
Accumulated deficit prior to development stage                      (31,081,731)
Deficit accumulated during the development stage                     (4,983,904)
                                                                   ------------

Total deficiency in stockholders' equity                             (7,859,515)
                                                                   ------------

Total liabilities and deficiency in stockholders' equity           $      1,198
                                                                   ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                                          Cumulative Period
                                                                                                          from April 8, 2003
                                                                                                          (Reestablishment of
                                                                                                          Development Stage
                                                                                                             Company) to
                                                Three months ended June 30,   Six months ended June 30,       June 30,
                                                    2006          2005          2006           2005              2006
                                                ------------   -----------   -----------    -----------   -------------------
                                                 (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)       (Unaudited)

Operating expenses:
  General and administrative expenses           $    183,692    $  135,422   $   306,629    $   376,780   $        2,682,431
                                                ------------   -----------   -----------    -----------   ------------------

Loss from continuing operations before
  other income (expense)                            (183,692)     (135,422)     (306,629)      (376,780)          (2,682,431)

Change in value of warrant liability               1,361,347            --     1,606,326             --              683,649
Interest expense                                     (18,833)           --       (37,666)            --             (795,970)
                                                ------------   -----------   -----------    -----------   ------------------

Income (loss) from continuing operations
  before provision for income taxes                1,158,822      (135,422)    1,262,031       (376,780)          (2,794,752)

Provision for income taxes                                --            --            --             --                    -
                                                ------------   -----------   -----------    -----------   ------------------

Net income (loss) from continuing operations       1,158,822      (135,422)    1,262,031       (376,780)          (2,794,752)

Loss from discontinued operations, net of tax       (408,280)     (138,795)     (551,284)      (487,277)          (2,189,152)
                                                ------------   -----------   -----------    -----------   ------------------

Net income (loss)                               $    750,542   $  (274,217)  $   710,747    $  (864,057)  $       (4,983,904)
                                                ============   ===========   ===========    ===========   ==================

Continuing operations:
Net earnings (loss) per common share, basic     $       0.03   $     (0.00)  $      0.03    $     (0.01)
                                                ============   ===========   ===========    ===========
Net earnings (loss) per common share, diluted   $       0.03   $     (0.00)  $      0.03    $     (0.01)
                                                ============   ===========   ===========    ===========

Discontinued operations:
Net loss per common share, basic and diluted    $      (0.01)  $     (0.01)  $     (0.01)   $     (0.02)
                                                ============   ===========   ===========    ===========

Net income (loss):
Net earnings (loss) per common share, basic     $       0.02   $     (0.01)  $      0.02    $     (0.03)
                                                ============   ===========   ===========    ===========
Net earnings (loss) per common share, diluted   $       0.02   $     (0.01)  $      0.02    $     (0.03)
                                                ============   ===========   ===========    ===========


Weighted average shares outstanding, basic        48,428,670    32,345,510    47,507,676     29,807,676
Weighted average shares outstanding, diluted      50,000,000    32,345,510    50,000,000     29,807,676

Comprehensive loss:
  Net income (loss)                             $    750,542   $  (274,217)  $   710,747    $  (864,057)
  Foreign currency translation (loss) gain            (1,122)       (1,406)       (3,713)        19,166
                                                ------------   -----------   -----------    -----------

Comprehensive income (loss)                     $    749,420   $  (275,623)  $   707,034    $  (844,891)
                                                ============   ===========   ===========    ===========


See accompanying notes to un-audited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                              Additional        Common
                                                       Common Stock             Paid-in          Stock
                                                ---------------------------     Capital        Subscribed
                                                ------------   ------------   ------------    ------------

Balance, December 31, 2002                        21,056,690   $     21,059   $ 29,636,051    $         --

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                                     --             --             --              --

Net loss from January 1, 2003 to
  April 7, 2003                                           --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, April 7, 2003                            21,056,690         21,059     29,636,051              --

Net loss                                                  --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, December 31, 2003                        21,056,690         21,059     29,636,051              --

Sale of common stock                               6,500,120          6,500        643,514              --

Common stock subscribed                                   --             --             --          54,600

Shares physically issued                                  --             --             --              --

Currency translation adjustment                           --             --             --              --

Net loss                                                  --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, December 31, 2004                        27,556,810         27,559     30,279,565          54,600

Sale of common stock                              18,014,150         18,014      1,783,401              --

Warrants issued for services                              --             --         21,100              --

Shares physically issued                             546,000            546         54,054         (54,600)

Common stock subscribed                                                                             131,300
Reclassification of warrants to
  liabilities                                             --             --     (4,275,966)             --

Currency translation adjustment                           --             --             --              --

Net loss                                                  --             --             --              --
                                                ------------   ------------   ------------    ------------
Balance, December 31, 2005                        46,116,960         46,119     27,862,154         131,300

Shares physically issued
  (unaudited)                                      1,313,000          1,313        129,987        (131,300)

Sale of common stock (unaudited)                   2,568,300          2,566        254,264

Reclassification of warrants to
  liabilities -unaudited)                                 --             --       (792,426)             --

Reclassification of liabilities
  to warrants (unaudited)                                                          272,043

Subsidiary stock issued for
  accrued expenses                                                                 404,844

Currency translation adjustment
  (unaudited)                                             --             --             --              --

Net income (unaudited)                                    --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, June 30, 2006 (unaudited)                49,998,260   $     49,998   $ 28,130,866   $         --
                                                ============   ============   ============    ============

                                                            Accumulated Deficit
                                                ---------------------------------------------
                                                 Prior to         During           Other
                                                Development     Development     Comprehensive    Stockholders'
                                                   Stage          Stage            Income         Deficiency
                                                ------------    ------------    -------------    -------------
Balance, December 31, 2002                      $(34,634,693)   $         --    $          --    $  (4,977,583)

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                              3,882,801              --               --        3,882,801

Net loss from January 1, 2003 to
  April 7, 2003                                     (329,839)             --               --         (329,839)
                                                ------------    ------------    -------------    -------------

Balance, April 7, 2003                           (31,081,731)             --               --       (1,424,621)

Net loss                                                  --        (330,321)              --         (330,321)
                                                ------------    ------------    -------------    -------------

Balance, December 31, 2003                       (31,081,731)       (330,321)              --       (1,754,942)

Sale of common stock                                      --              --               --          650,014

Common stock subscribed                                   --              --               --           54,600

Shares physically issued                                  --              --               --               --

Currency translation adjustment                           --              --           14,383           14,383

Net loss                                                  --        (620,770)              --         (620,770)
                                                ------------    ------------    -------------    -------------

Balance, December 31, 2004                       (31,081,731)       (951,091)          14,383       (1,656,715)

Sale of common stock                                      --              --               --        1,801,415

Warrants issued for services                              --              --               --           21,100

Shares physically issued                                  --              --               --               --

Common stock subscribed                                                                                131,300
Reclassification of warrants to
  liabilities                                             --              --               --       (4,275,966)

Currency translation adjustment                           --              --           14,586           14,586

Net loss                                                  --      (4,743,560)              --       (4,743,560)
                                                ------------    ------------    -------------    -------------

Balance, December 31, 2005                       (31,081,731      (5,694,651)          28,969       (8,707,840)

Shares physically issued
  (unaudited)                                                                                               --

Sale of common stock (unaudited)                          --              --               --          256,830

Reclassification of warrants to
  liabilities -unaudited)                                 --              --               --         (792,426)

Reclassification of liabilities
  to warrants (unaudited)                                                                              272,043

Subsidiary stock issued for
  accrued expenses                                                                                     404,844

Currency translation adjustment
  (unaudited)                                             --              --           (3,713)          (3,713)

Net income (unaudited)                                    --         710,747               --          710,747
                                                ------------    ------------    -------------    -------------

Balance, June 30, 2006 (unaudited)              $(31,081,731)   $ (4,983,904)    $     25,256    $  (7,859,515)
                                                ============    ============    =============    =============



See accompanying notes to consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Cumulative Period
                                                                                     from April 8, 2003
                                                                                    (Reestablishment of
                                                                                     Development Stage
                                                                                        Company) to
                                                      Six months ended June 30,          June 30,
                                                        2006            2005               2006
                                                     (Unaudited)     (Unaudited)        (Unaudited)
                                                    ------------    ------------    -------------------

Cash flows from operating activities:
Net income (loss)                                   $    710,747    $   (864,057)   $        (4,983,904)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Warrants issued for services                                --          21,100                 21,100
  Amortization of debt discount                               --              --                753,304
  Change in value of warrant liability                (1,606,326)             --               (683,649)
  Depreciation                                                --              --                107,790
  Loss attributed to minority interest                    (4,796)             --                 (4,796)
Increase (decrease) in liabilities:
  Accounts payable                                       144,910          93,060              1,371,342
                                                    ------------    ------------    -------------------

Cash used in operating activities                       (755,465)       (749,897)            (3,418,813)
                                                    ------------    ------------    -------------------

Cash flows from financing activities:
Proceeds from sale of common stock                       757,430         726,018              3,394,755
                                                    ------------    ------------    -------------------

Effect of exchange rate changes on cash                   (3,713)         19,166                 25,256
                                                    ------------    ------------    -------------------

Net (decrease) increase in cash                           (1,748)         (4,713)                 1,198
Cash, beginning of period                                  2,946           6,555                     --
                                                    ------------    ------------    -------------------
Cash, end of period                                 $      1,198    $      1,842    $             1,198
                                                    ============    ============    ===================



See accompanying notes to un-audited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS

New Generation Holdings, Inc. ("we ", "us", " our company " or "NGH" ), was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), and we have been developing, through our subsidiary, Plastinum, Inc. ("Plastinum"), a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through June 30, 2006, the Company has accumulated losses of $4,983,904.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

NGH intends to present a proposal to its stockholders to approve a pro-rata distribution of Plastinum's common stock, commonly referred to as a "spinoff", pursuant to which each stockholder of NGH will receive one share of Plastinum common stock for each share of NGH owned. The results of operations of Plastinum have been presented as discontinued operations in the financial statements. (See Note G)

BASIS OF PRESENTATION

The accompanying unaudited financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 and from reestablishment of development stage (April 7, 2003) to June 30, 2006 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2006.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $4,983,904 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $2,497,806 at June 30, 2006 and have a stockholders' deficiency of $7,859,515 at June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

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

For the three and six months ended June 30, 2006 and 2005, 28,086,570 potential shares and 14,495,820 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be dilutive.

Since we do not have enough authorized shares available for the exercise or conversion of our dilutive securities, we have limited the denominator used in the calculation of diluted earnings per share to our authorized shares. If we were to include all dilutive securities the calculation, diluted earnings per share would be as follows:

                                             Three Months    Six Months
                                               Ended           Ended
                                            June 30, 2006   June 30, 2006
Continuing operations                       $        0.01            0.02
Discontinued operations                                --           (0.01)
                                            -------------    ------------
Net income                                  $        0.01    $       0.01
                                            =============    ============
Weighted average shares outstanding           84,946,762       84,025,768

RECLASSIFICATIONS

Certain prior period items have been reclassified to conform to the current period presentation.

NOTE B -CAPITAL STOCK

NGH is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of June 30, 2006 we have issued and outstanding 49,998,260 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There were no preferred shares outstanding at June 30, 2006 or 2005.

During the six months ended June 30, 2006 we received subscriptions in the aggregate amount of $256,830 to purchase 2,568,300 shares of common stock along with warrants for an additional 2,568,300 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

During May 2006, 1,430,000 warrants were exercised into an equal number of shares of Plastinum common stock. We received proceeds of $500,500 from this exercise and, since Plastinum is no longer a wholly owned subsidiary, we have recorded this amount as a minority interest on the balance sheet, net of allocated losses. During June 2006, 1,270,737 shares of Plastinum common stock were issued to settle accrued consulting fees aggregating $404,844.

During the six months ended June 30, 2005 we received subscriptions in the aggregate amount of $703,120 to purchase 7,031,200 shares of common stock along with warrants for an additional 3,906,200 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

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

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase warrants, we have classified the fair value of the warrants as a liability on the balance sheet at June 30, 2006 (See Note F).

NOTE C- WARRANTS AND STOCK OPTIONS

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase options and warrants, we have classified the fair value of the options and warrants as a liability on the balance sheet at June 30, 2006 (See Note F).

NOTE D - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at June 30, 2006, is $200,000 and is included in accrued expenses.

As of June 30, 2006, we have also received advances from our president for working capital purposes. These advances aggregate $153,920 at June 30, 2006.

NOTE E- CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

The Company entered into a Debt Exchange Agreement with its president and chief executive officer, Jacques Mot and its subsidiary New Generation Plastic, Inc.(now named Plastinum) dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of Plastinum Preferred Stock, subject to stockholder approval of the "spinoff" of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether NGH or Plastinum) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions.

On July 10 2006, Mr. Mot converted the outstanding principal and interest under the Convertible Note into shares of our Preferred Stock. (See Note A).


Since we do not have sufficient authorized shares to enable the conversion of the note into our common shares, we have classified the value of the embedded conversion option as a liability on the balance sheet at June 30, 2006 (See Note
F).

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

During April through June, 2006 the fair value of new instruments issued during this period have been classified as liabilities as of the date of issue. This amount aggregated $643,064 computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 138%-146% (3) risk-free interest rate of 5% and (4) expected life of 2 years.

During May 2006, 1,430,000 warrants were exercised into an equal number of shares of Plastinum common stock. At the date of exercise, the fair value of the warrants exercised was recomputed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 138% (3) risk-free interest rate of approximately 5% and (4) expected life of 2 years. We recorded a credit to Change in Value of Warrant Liability of $30,974, with $272,043 being recorded as a credit to additional paid-in capital. The warrant liability on that date was reduced by $303,017.

At June 30, 2006 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 136% (3) risk-free interest rate of approximately 5% and
(4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $4,113,000. As a result, for the three and six months ended June 30, 2006 the Company recorded approximately $1,361,000 and $1,606,000, respectively, as a credit to Change in Value of Warrant Liability.

We have also classified the value attributed to the beneficial conversion feature described in Note I as a liability on the balance sheet in the amount of $753,304, since we do not have sufficient authorized common shares available to enable the conversion of our outstanding convertible note.

NOTE G- DISCONTINUED OPERATIONS

Discontinued operations represent the operations of our Plastinum subsidiary, which will be spun off, as described in Note A. As a result of the spin off, NGH will no longer own an interest in Plastinum.

NOTE H- SUBSEQUENT EVENTS

On July 10, 2006, the Company, its Chairman of the Board and Chief Executive Officer, Mr. Jacques Mot, and Plastinum, entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the Debt Exchange Agreement dated as of December 7, 2005. Pursuant to the Election to Convert and Amendment to Debt Exchange Agreement, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by the Company to Mr. Mot in the approximate outstanding balance of $795,000 into 528,629.58 shares of our Series A Preferred Stock. The Series A Preferred Stock will vote together with the Common Stock on an "as-converted" basis. The Preferred Stock will automatically convert into 38,672,076 shares of the Company's Common upon the closing of the contemplated "spin-off" of Plastinum to the Company's stockholders and at such time Mr. Mot will also receive the same number of shares of common stock of Plastinum.

On July 10, 2006, Plastinum entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which Plastinum borrowed an aggregate of $500,000. The loans are convertible in an aggregate of 1,000,000 shares of Plastinum common stock. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of Plastinum common stock at an exercise price of $0.50 per share.

ITEM 2. PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

We have been pursuing a business plan related to Plastinum and the Plastinum process described below which we are currently developing, through Plastinum. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

Accordingly, the operating activities prior to April 8, 2003 have been reported as discontinued operations on the Company's consolidated statement of operations. We are now considered to be in the development stage as defined by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and reporting by Development Stage Enterprises".

We intend to present a proposal to our stockholders to approve a pro-rata distribution of Plastinum's common stock, commonly referred to as a "spinoff", pursuant to which each stockholder of NGH will receive one share of Plastinum common stock for each share of NGH owned.

NGH is a holding company and except for its ownership of the stock of Plastinum, NGH does not own any other material assets. NGH previously owned interests in businesses in Europe which failed financially and have not been operational for several years. NGH and Plastinum management believe that Plastinum will be more attractive from an investment standpoint if it were legally separated from the holding company which owned the failed European businesses. If the distribution were to be approved, NGH will have no assets. Plastinum would continue to operate its business and its stockholders would own a direct equity interest in the entity in which Plastinum's business operations are conducted.

PLASTINUM AND THE PLASTINUM PROCESS

Plastinum owns and is developing patented and proprietary plastic blending technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. We believe that the uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of computer scrap to the creation of new thermo plastic compound and, in conjunction with saw dust, to the creation of new versions of wood plastic.

Plastinum mission is to commercialize the technology through applications in the virgin plastic markets (polymer alloys) and the plastic recycling sector (recycling of obsolete computer and other electronic equipment).

We believe our patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer end products from mixed virgin plastic and/or recycled waste plastic without chemical additives, or so-called compatibilizers which link non-compatible resins.

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

GOING CONCERN

We are currently in the process of attempting to spin off our Plastinum subsidiary. If the spin off is approved, we will have no assets. At present, we have insufficient capital on hand to fund our operations through 2006. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

Operating losses from continuing operations increased from $135,422 for the three months ended June 30, 2005 to $183,692 for the three months ended June 30, 2006. The increase of $48,270 was the result of an increase in general and administrative expenses. The increase in general and administrative expense results primarily from an increase in professional fees and other expenses, partially offset by a decrease in consulting fees.

We also recorded net other income of $1,342,514 in 2006, with no comparable items in 2005. This other income consists of the non-cash gain in change of fair value of the warrant liability of $1,361,347, partially offset by interest expense of $18,833.

Loss from discontinued operations was $408,280 for the three months ended June 30, 2006 and $138,795 for the three months ended June 30, 2005. The discontinued operations reflect the operations of our Plastinum subsidiary, which will no longer be a part of our operations subsequent to the spin-off described previously.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Operating losses from continuing operations decreased from $376,780 for the six months ended June 30, 2005 to $306,629 for the six months ended June 30, 2006. The decrease of $70,151 was the result of a decrease in general and administrative expenses. The decrease in general and administrative expense results primarily from decreased consulting fees and various increases in other general and administrative expenses.

We also recorded net other income of $1,568,660 in 2006, with no comparable items in 2005. This other income consists of the non-cash gain in change of fair value of the warrant liability of $1,606,326, partially offset by interest expense of $37,666.

Loss from discontinued operations was $551,284 for the six months ended June 30, 2006 and $487,277 for the six months ended June 30, 2005. The discontinued operations reflect the operations of our Plastinum subsidiary, which will no longer be a part of our operations subsequent to the spin-off described previously.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a deficiency in working capital of $2,497,806. For the six months ended June 30, 2006, we generated a net cash flow deficit from operating activities of $755,465 consisting primarily of net income of $710,747, adjusted for a net change in liabilities of $144,910 and non-cash financial income of $1,606,326 related to the change in fair value of our warrant liability. We have funded our operations through the sale of our common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied mostly on advances from stockholders and sales of our common stock. There is no assurance that the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

During the six months ended June 30, 2006, we raised $256,830 in subscriptions for 2,568,300 shares of common stock (and warrants to purchase an additional 2,568,300 shares of common stock at a purchase price of $0.35 per share exercisable for a period of three years) in a Regulation S offering to foreign investors that commenced in April of 2004; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

During May 2006, 1,430,000 warrants were exercised into an equal number of shares of Plastinum common stock. We received proceeds of $500,500 from this exercise.

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

RECENT DEVELOPMENTS

On July 12, 2006 we submitted preliminary proxy materials to the SEC for the purpose of, among other things, approving a pro-rata distribution of Plastinum common stock commonly referred to as a "spinoff" pursuant to which each of our stockholders will receive one share of Plastinum common stock for each share of our common stock owned by such stockholder. Pursuant to the preliminary proxy materials we are also seeking stockholder ratification of our debt conversion transaction with our President and CEO Jacques Mot and approval of an Amendment to our Certificate of Incorporation.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and interim CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of June 30, 2006 to ensure timely reporting with the Securities and Exchange Commission. We have engaged Robert Scherne in an effort to, among other things, identify deficiencies with respect to our disclosure controls and procedures and implement corrective measures, including the establishment of new internal policies related to financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2006, we received subscriptions to purchase 3,168,300 shares of our common stock and warrants to purchase an additional 3,168,300 shares of our common stock to offshore investors for an aggregate purchase price of $316,830 in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance.

(b) None

                                                    ISSUER PURCHASES OF EQUITY SECURITIES

   Period                  (a)               (b)                   (c)                               (d)
                     Total Number of       Average      Total Number of Shares (or     Maximum Number (or Approximate
                    Shares (or Units)    Price Paid    Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                        Purchased)        per Share    Publicly Announced Plans or     that May Yet Be Purchased Under
                                          (or Unit)            Programs (1)               the Plans or Programs (1)

   04/01/06-04/31/06        0                $ 0                    0                                 0
   05/01/06-05/28/06        0                $ 0                    0                                 0
   06/01/06-06/31/06        0                $ 0                    0                                 0

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

NEW GENERATION HOLDINGS, INC.

                                        /s/ Jacques Mot
                                            --------------------------
                                        Jacques Mot
                                        President, Chief Executive Officer,
                                        Secretary and Director

                                        August 14, 2006