Form 10KSB/A
period 2005-12-31
NEW GENERATION HOLDINGS INC
filed 2006-09-13
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1
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

Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

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

We have amended this Form 10-KSB for the year ended December 31, 2005 to revise our disclosures as they relate to quantitative or qualitative disclosure about market risk, controls and procedures and legal proceedings.

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

ITEM 3. LEGAL PROCEEDINGS.

In December 2001, a former Director of Minerva filed a complaint against Minerva in Belgium. The complaint alleges a breach of employment contract and reimbursement of certain expenses. In 2001, the Company recorded a pre-tax charge of $77,000 to reserve for this claim and other related costs. At December 31, 2005, the remaining liability for this obligation was $77,000 and has been classified as an accrued expense in the consolidated balance sheet. Although we have recorded the potential liability in our financial statements, we consider the likelihood of an adverse outcome to be remote.

In November 2001, Minerva filed a criminal complaint against the same former director mentioned in the prior paragraph for use of forgery, attempt of fraud, misuse of trust, and misuse of company's assets. The case is pending preliminary investigation by the Court.

The Company may become subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse affect on its financial position, results of operations or liquidity. We are a defendant in certain actions brought by certain of our creditors which we have accrued as liabilities on our financial statements. Except for such actions, as of December 31, 2005, we are not a party to any legal proceedings or claims.

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

We are now pursuing a new business plan related to NGP and the NGP Process described below. Accordingly, the operating activities prior to April 8, 2003 have been reported as discontinued operations on the Company’s consolidated statement of operations. We are now considered to be in the development stage as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, “ Accounting and reporting by Development Stage Enterprises”.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “ Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for NGH effective the first interim period that starts after December 15, 2005. NGH has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company’s future overall results of operations and financial position.

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

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by NGH in the first quarter of 2006.  NGH has evaluated the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

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

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in euros, with the balance in U.S. dollars and Swiss franc. Our functional currency has been the euro. In the past the majority of our revenues were derived from the business operations of our wholly owned subsidiaries, the Minerva Group, whose operations were conducted in euros. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, due to our limited operations, our lack of revenue and that the erou and Swiss franc are not highly inflational, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2005, we conducted an evaluation, under the supervision and with the participation of our chief executive officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on his evaluation, our CEO has concluded that our disclosure controls and procedures need improvement and were not effective as of December 31, 2005 to ensure timely reporting with the Securities and Exchange Commission. We have engaged Robert Scherne, a certified public accountant, in an effort to, among other things, identify deficiencies with respect to our disclosure controls and procedures and implement corrective measures, including the establishment of new internal policies related to financial reporting. Mr. Scherne will be directly involved with the presentation and disclosure of financial information in our public filings. Additionally, we do not have adequate segregation of duties due to the size of the company, and management has the ability to override any existing controls. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations. Secondly, we will develop a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow to the extent possible given limitations in financial and manpower resources.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chief Executive Officer and our Chief Operating Officer.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
						Securities
				Other	Restricted	Underlying
				Annual	Stock	Options/	LTIP	All Other
		Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Name and Principal Position	Year	($)	($)	($)	(#)	(#)	($)	($)
Jacques Mot,	2003	$324,000
Cheif	2004	$324,000
Executive Officer	2005	$324,000

Patrick Sulzer,	2003	—
Chief	2004	—
Operating Officer	2005	$96,500

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of December 31, 2005, regarding beneficial ownership of our common stock by

-	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;

-	each of our directors;

-	each of the named executive officers; and

-	all of our current executive officers and directors as a group.

Name of	Number of Shares
Beneficial Owner	Beneficially Owned(1)	Percent of Class (1)
Icare BVBA(2)	3,715,119	8.1%
Rapide BVBA(3)	3,715,119	8.1%
Jacques Mot(4)	1,200,000	2.5%
Marcel Rokegem	50,000	0.1%
Alfons de Maeseneir(5)	9,579,000	18%
Lombard Odier Darier Hentsch & CIE(6)	8,570,000	16
All Executive Officers and Directors	1,250,000	2.5

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
Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on September 13, 2006 by the following persons in the capacities indicated:

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
April 5, 2006

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

Assets

Current assets:
Cash	$2,946

Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

Accounts payable and accrued expenses:	$2,005,535
Convertible note payable, stockholder	753,304
Total current liabilities	2,758,839

Embedded conversion liability	753,304
Warrant derivatives	5,198,643
Total liabilities	8,710,786

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
none issued and outstanding	—
Common stock, par value $.001 per share; 50,000,000 shares authorized,
46,116,960 shares issued and outstanding	46,119
Additional paid-in capital	27,862,154
Stock subscriptions	131,300
Other comprehensive income	28,969
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(5,694,651)
Total deficiency in stockholders' equity	(8,707,840)
Total liabilities and deficiency in stockholders' equity	$2,946

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

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 7, 2003 (DATE OF INCEPTION AS A DEVELOPMENT STAGE ENTERPRISE ) THROUGH
DECEMBER 31, 2005

					Accumulated Deficit
			Additional	Common	Prior to	During	Other
	Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
			Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	21,056,690	$21,059	$29,636,051	$—	$(34,634,693)	$—	$ —	$(4,977,583)

Disposition of previously controlled
wholly and majority owned subsidiaries,
net	—	—	—	—	3,882,801	—	—	3,882,801
Net loss from January 1, 2003 to
April 7, 2003	—	—	—	—	(329,839)	—	—	(329,839)
Balance, April 7, 2003	21,056,690	21,059	29,636,051	—	(31,081,731)	—	—	(1,424,621)

Net loss	—	—	—	—	—	(330,321)	—	(330,321)
Balance, December 31, 2003	21,056,690	21,059	29,636,051	—	(31,081,731)	(330,321)	—	(1,754,942)

Sale of common stock	6,500,120	6,500	643,514	—	—	—	—	650,014
Common stock subscribed	—	—	—	54,600	—	—	—	54,600
Shares physically issued	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	14,383	14,383
Net loss	—	—	—	—	—	(620,770)	—	(620,770)
Balance, December 31, 2004	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	18,014,150	18,014	1,783,401	—	—	—	—	1,801,415
Warrants issued for services	—	—	21,100	—	—	—	—	21,100
Shares physically issued	546,000	546	54,054	(54,600)	—	—	—	—
Common stock subscribed				131,300				131,300
Reclassification of warrants to liabilities	—	—	(4,275,966)	—	—	—	—	(4,275,966)
Currency translation adjustment	—	—	—	—	—	—	14,586	14,586
Net loss	—	—	—	—	—	(4,743,560)	—	(4,743,560)
Balance, December 31, 2005	46,116,960	$46,119	$27,862,154	$131,300	$(31,081,731)	$(5,694,651)	$ 28,969	$(8,707,840)

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

Business and Basis of Presentation

New Generation Holdings, Inc. ( we” , “us”,“ our company” or “NGH” ), was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") , and we are currently developing, through our wholly owned subsidiary, a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No.153, “ Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”.  The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  We have evaluated the impact of the adoption of SFAS 153, and do not believe the impact will be significant to the company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “ Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.   SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.   SFAS 123(R) replaces FASB Statement No. 123, “ Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for NGH effective the first interim period that starts after December 15, 2005. NGH has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company’s future overall results of operations and financial position.

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

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“ SAB 107”). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies.  In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “ Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “ Accounting Changes” and SFAS No. 3, “ Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”.  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by NGH in the first quarter of 2006.  NGH has evaluated the effect that the adoption of SFAS 154 will have on its results of operations and financial condition and does not expect it to have a material impact.

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

NOTE G - CONTINGENCIES AND COMMITMENTS

Litigation

In December 2001, a former Director of Minerva filed a complaint against Minerva in Belgium. The complaint alleges a breach of employment contract and reimbursement of certain expenses. In 2001, the Company recorded a pre-tax charge of $77,000 to reserve for this claim and other related costs. At December 31, 2005, the remaining liability for this obligation was $77,000 and has been was classified as an accrued expense in the consolidated balance sheet. Although we have recorded the potential liability in our financial statements, we consider the likelihood of an adverse outcome to be remote.

In November 2001, Minerva filed a criminal complaint against the same former director mentioned in the prior paragraph for use of forgery, attempt of fraud, misuse of trust, and misuse of company's assets. The case is pending preliminary investigation by the Court.

The Company may become subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. We are a defendant in certain actions brought by certain of our creditors which we have accrued as liabilities in our financial statements. Except for such actions, as of December 31, 2005, we are not a party to any legal proceedings or claims.

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