Form 10QSB/A
period 2006-03-31
NEW GENERATION HOLDINGS INC
filed 2006-09-13
CIK 1024605

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

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                        F-1-F-10

ITEM 2      PLAN OF OPERATION                                                  3

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         6

ITEM 4      CONTROLS AND PROCEDURES                                            6

PART II     OTHER INFORMATION                                                  7

ITEM 1      LEGAL PROCEEDINGS                                                  8

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                          8

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                    8

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

ITEM 5      OTHER INFORMATION                                                  8

ITEM 6      EXHIBITS                                                           8

            SIGNATURES                                                         9

            CERTIFICATES

--------------------------------------------------------------------------------

                          PART 1 FINANCIAL INFORMATION
                          ----------------------------

We have amended this Form 10QSB for the quarter ended March 31, 2006 to revise our disclosures as they relate to quantitative and qualitative disclosure about market risk, controls and procedures and legal proceedings.

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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEEET
                                 MARCH 31, 2006
                                   (Unaudited)

Assets
Current assets:
  Cash                                                                          $     10,190
                                                                                ============

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:                                          $  2,039,568
Convertible note payable, stockholder                                                753,304
                                                                                ------------

Total current liabilities                                                          2,792,872

Embedded conversion liability                                                        753,304
Warrant derivatives                                                                5,103,026
                                                                                ------------

Total liabilities                                                                  8,649,202
                                                                                ------------

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
  none issued and outstanding                                                             --
Common stock, par value $.001 per share; 50,000,000 shares authorized,
  46,829,960 shares issued and outstanding                                            46,832
Additional paid-in capital                                                        27,783,380
Stock subscriptions                                                                  320,475
Other comprehensive income                                                            26,478
Accumulated deficit prior to development stage                                   (31,081,731)
Deficit accumulated during the development stage                                  (5,734,446)
                                                                                ------------

Total deficiency in stockholders' equity                                          (8,639,012)
                                                                                ------------

Total liabilities and deficiency in stockholders' equity                        $     10,190
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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                 Cumulative Period
                                                                                                from April 8, 2003
                                                                                              (date of inception as
                                                                                                development stage
                                                                                                  enterprise) to
                                                          Three months ended March 31,               March 31,
                                                          2006                   2005                  2006
                                                   ------------------    ------------------    ---------------------
                                                       (Unaudited)           (Unaudited)            (Unaudited)
Operating expenses:
  General and administrative expenses              $          246,145    $          387,498    $           3,260,983
  Depreciation and amortization                                    --                    --                  107,790
  Research and development                                     19,796               202,342                  910,838
                                                   ------------------    ------------------    ---------------------

Loss from operations                                         (265,941)             (589,840)              (4,279,611)

Change in value of warrant liability                          244,979                    --                 (677,698)
Interest expense                                              (18,833)                   --                 (777,137)
                                                   ------------------    ------------------    ---------------------

Loss before provision for income taxes                        (39,795)             (589,840)              (5,734,446)

Provision for income taxes                                         --                    --                       --
                                                   ------------------    ------------------    ---------------------

Net loss                                           $          (39,795)   $         (589,840)   $          (5,734,446)
                                                   ==================    ==================    =====================

Net loss per common share, basic and diluted       $            (0.00)   $            (0.02)
                                                   ==================    ==================

Weighted average shares outstanding                        46,576,449            27,269,843

Comprehensive loss:
  Net loss                                         $          (39,795)   $         (589,840)
  Foreign currency translation (loss) gain                     (2,491)               20,572
                                                   ------------------    ------------------

Comprehensive loss                                 $          (42,286)   $         (569,268)
                                                   ==================    ==================

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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                Cumulative Period
                                                                                                               from April 8, 2003
                                                                                                             (date of inception as
                                                                                                               development stage
                                                                                                                 enterprise) to
                                                                       Three months ended March 31,                 March 31,
                                                                         2006                 2005                    2006
                                                                 ------------------    ------------------    ---------------------
                                                                     (Unaudited)           (Unaudited)            (Unaudited)
Cash flows from operating activities:
Net loss                                                         $          (39,795)   $         (589,840)   $          (5,734,446)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Warrants issued for services                                                   --                21,100                   21,100
  Amortization of debt discount                                                  --                    --                  753,304
  Change in value of warrant liability                                     (244,979)                   --                  677,698
  Depreciation                                                                   --                    --                  107,790
Increase (decrease) in liabilities:
  Accounts payable                                                           34,034                (2,198)               1,260,466
                                                                 ------------------    ------------------    ---------------------

Cash used in operating activities                                          (250,740)             (570,938)              (2,914,088)
                                                                 ------------------    ------------------    ---------------------

Cash flows from financing activities:
Proceeds from sale of common stock                                          260,475               546,768                2,897,800
                                                                 ------------------    ------------------    ---------------------

Effect of exchange rate changes on cash                                      (2,491)               20,572                   26,478
                                                                 ------------------    ------------------    ---------------------

Net increase (decrease) in cash                                               7,244                (3,598)                  10,190
Cash, beginning of period                                                     2,946                 6,555                       --
                                                                 ------------------    ------------------    ---------------------
Cash, end of period                                              $           10,190    $            2,957    $              10,190
                                                                 ==================    ==================    =====================

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and interim CFO have concluded that our disclosure controls and procedures need improvement and were not effective as of March 31, 2006 to ensure timely reporting with the Securities and Exchange Commission. We have engaged Robert Scherne, a certified public accountant, in an effort to, among other things, identify deficiencies with respect to our disclosure controls and procedures and implement corrective measures, including the establishment of new internal policies related to financial reporting. Mr. Scherne will be directly involved with the presentation and disclosure of financial information in our public filings. Additionally, we do not have adequate segregation of duties due to the size of the company, and management has the ability to override any existing controls. Management acknowledges the existence of this problem, and is developing procedures to address them to the extent possible given the acknowledged limitations. Secondly, we will develop a comprehensive accounting procedures manual including information as to customized internal control structure, documentation and transaction flow to the extent possible given limitations in financial and manpower resources.

Changes in Internal Controls

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

                     September 13, 2006