Form 10QSB
period 2006-09-30
NEW GENERATION HOLDINGS INC
filed 2006-11-20
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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


                         c/o 245 Park Avenue, 39th floor
                            New York, New York 10167
               (Address of principal executive offices) (Zip Code)


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

As of November 9, 2006, the issuer had 49,998,260 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                        F-1

ITEM 1      FINANCIAL STATEMENTS                                      F-2 - F-12

ITEM 2      PLAN OF OPERATION                                             3

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                   8

ITEM 4      CONTROLS AND PROCEDURES                                       8

PART II     OTHER INFORMATION                                             9

ITEM 1      LEGAL PROCEEDINGS                                             9

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                     9

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                               9

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           9

ITEM 5      OTHER INFORMATION                                             9

ITEM 6      EXHIBITS                                                      9

            SIGNATURES                                                   10

            CERTIFICATIONS

                          PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying condensed consolidated balance sheet of New Generation Holdings, Inc. at September 30, 2006 and the condensed consolidated statements of losses and condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at September 30, 2006               F-3
Condensed Consolidated Statements of Losses for the three and
   nine months ended September 30, 2006 and 2005                         F-4
Condensed Consolidated Statement of Deficiency in Stockholder's
   Equity at September 30, 2006                                          F-5
Condensed Consolidated Statements of Cash Flows for the nine months
   ended September 30, 2006 and 2005                                     F-6
Notes to Condensed Consolidated Financial Statements                  F-7 - F-12

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

Assets

Current assets:
  Cash                                                                     $           13
  Cash - discontinued operations                                                   47,075
                                                                           --------------

Total assets                                                               $       47,088
                                                                           ==============

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:                                     $    1,295,275
Due to stockholder                                                                207,429
Net current liabilities of discontinued operations                                193,224
                                                                           --------------

Total current liabilities                                                       1,695,928

Warrant derivatives                                                            10,220,995
Net non-current liabilities of discontinued operations                            380,700
                                                                           --------------

Total liabilities                                                              12,297,623
                                                                           --------------

Minority interest - discontinued operations                                       477,660
                                                                           --------------

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
  528,630 shares issued and outstanding                                               529
Common stock, par value $.001 per share; 50,000,000 shares authorized,
  49,998,260 shares issued and outstanding                                         49,998
Additional paid-in capital                                                     29,927,120
Other comprehensive income                                                         25,256
Accumulated deficit prior to development stage                                (31,081,731)
Deficit accumulated during the development stage                              (11,649,367)
                                                                           --------------

Total deficiency in stockholders' equity                                      (12,728,195)
                                                                           --------------

Total liabilities and deficiency in stockholders' equity                   $       47,088
                                                                           ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                            Cumulative Period
                                                                                                            from April 8, 2003
                                                                                                            (Reestablishment of
                                                                                                             Development Stage
                                                         Three months                   Nine months             Company) to
                                                     ended September 30,             ended September 30,        September 30,
                                                    2006             2005           2006            2005            2006
                                                ------------    ------------    ------------    ------------    ------------
                                                (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Operating expenses:
  General and administrative expenses           $         80    $     59,944    $    130,689    $    195,974    $  1,001,508
                                                ------------    ------------    ------------    ------------    ------------

Loss from continuing operations before
  other income (expense)                                 (80)        (59,944)       (130,689)       (195,974)     (1,001,508)

Change in value of warrant liability              (6,108,294)       (857,415)     (4,501,968)       (857,415)     (5,424,645)
Interest expense                                        (675)             --         (38,341)             --        (796,645)
                                                ------------    ------------    ------------    ------------    ------------

Loss from continuing operations
  before provision for income taxes               (6,109,049)       (917,359)     (4,670,998)     (1,053,389)     (7,222,798)

Provision for income taxes                                --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------

Net loss from continuing operations               (6,109,049)       (917,359)     (4,670,998)     (1,053,389)     (7,222,798)

Loss from discontinued operations, net of tax       (558,488)       (631,684)     (1,283,718)     (1,359,711)     (4,426,569)
                                                ------------    ------------    ------------    ------------    ------------

Net loss                                        $ (6,667,537)   $ (1,549,043)   $ (5,954,716)   $ (2,413,100)   $(11,649,367)
                                                ============    ============    ============    ============    ============

Continuing operations:
Net loss per common share, basic and diluted:
Continuing operations:                          $      (0.12)   $      (0.03)   $      (0.10)   $      (0.03)
Discontinued operations:                               (0.01)          (0.02)          (0.03)          (0.04)
                                                ------------    ------------    ------------    ------------
                                                $      (0.13)   $      (0.04)   $      (0.12)   $      (0.07)
                                                ============    ============    ============    ============

Weighted average shares outstanding,
  basic and diluted                               49,998,260      36,444,177      48,346,994      32,575,398

Comprehensive loss:
  Net loss                                      $ (6,667,537)   $ (1,549,043)   $ (5,954,716)   $ (2,413,100)
  Foreign currency translation (loss) gain                --          10,030          (3,713)         29,196
                                                ------------    ------------    ------------    ------------

Comprehensive loss                              $ (6,667,537)   $ (1,539,013)   $ (5,958,429)   $ (2,383,904)
                                                ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                          Preferred Stock                Common Stock             Additional        Common
                                     ---------------------------   ---------------------------     Paid-in          Stock
                                        Shares        Par value       Shares        Par value      Capital        Subscribed
                                     ------------   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 2002                     --   $         --     21,056,690   $     21,059   $ 29,636,051    $         --

Disposition of previously
  controlled wholly and majority
  owned subsidiaries, net                      --             --             --             --             --              --

Net loss from January 1, 2003 to
  April 7, 2003                                --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, April 7, 2003                         --             --     21,056,690         21,059     29,636,051              --

Net loss                                       --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2003                     --             --     21,056,690         21,059     29,636,051              --

Sale of common stock                           --             --      6,500,120          6,500        643,514              --

Common stock subscribed                        --             --             --             --             --          54,600

Shares physically issued                       --             --             --             --             --              --

Currency translation adjustment                --             --             --             --             --              --

Net loss                                       --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2004                     --             --     27,556,810         27,559     30,279,565          54,600

Sale of common stock                           --             --     18,014,150         18,014      1,783,401              --

Warrants issued for services                   --             --             --             --         21,100              --

Shares physically issued                       --             --        546,000            546         54,054         (54,600)

Common stock subscribed                        --             --             --             --             --         131,300

Beneficial conversion feature                  --             --             --             --        753,304              --

Reclassification of warrants to
  liabilities                                  --             --             --             --     (4,275,966)             --

Currency translation adjustment                --             --             --             --             --              --

Net loss                                       --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 2005                     --             --     46,116,960         46,119     28,615,458         131,300

Shares physically issued
  (unaudited)                                  --             --      1,313,000          1,313        129,987        (131,300)

Sale of common stock (unaudited)               --             --      2,568,300          2,566        254,264              --

Conversion of debt                        528,630            529             --             --        796,116              --

Warrants issued with debt                      --             --             --             --        126,700              --

Stock based compensation                       --             --             --             --        120,134              --

Reclassification of warrants to
  liabilities (unaudited)                      --             --             --             --       (792,426)             --

Reclassification of liabilities to
  warrants (unaudited)                         --             --             --             --        272,043              --

Subsidiary stock issued for
  accrued expenses                             --             --             --             --        404,844              --

Currency translation adjustment
  (unaudited)                                  --             --             --             --             --              --

Net income (unaudited)                         --             --             --             --             --              --
                                     ------------   ------------   ------------   ------------   ------------    ------------

Balance, September 30, 2006
  (unaudited)                             528,630            529     49,998,260   $     49,998   $ 29,927,120    $         --
                                     ============   ============   ============   ============   ============    ============

                                         Accumulated Deficit
                                     ----------------------------
                                      Prior to          During          Other
                                     Development     Development     Comprehensive   Stockholders'
                                        Stage           Stage           Income        Deficiency
                                     ------------    ------------    ------------    ------------
Balance, December 31, 2002           $(34,634,693)   $         --    $         --    $ (4,977,583)

Disposition of previously
  controlled wholly and majority
  owned subsidiaries, net               3,882,801              --              --       3,882,801

Net loss from January 1, 2003 to
  April 7, 2003                          (329,839)             --              --        (329,839)
                                     ------------    ------------    ------------    ------------

Balance, April 7, 2003                (31,081,731)             --              --      (1,424,621)

Net loss                                       --        (330,321)             --        (330,321)
                                     ------------    ------------    ------------    ------------

Balance, December 31, 2003            (31,081,731)       (330,321)             --      (1,754,942)

Sale of common stock                           --              --              --         650,014

Common stock subscribed                        --              --              --          54,600

Shares physically issued                       --              --              --              --

Currency translation adjustment                --              --          14,383          14,383

Net loss                                       --        (620,770)             --        (620,770)
                                     ------------    ------------    ------------    ------------

Balance, December 31, 2004            (31,081,731)       (951,091)         14,383      (1,656,715)

Sale of common stock                           --              --              --       1,801,415

Warrants issued for services                   --              --              --          21,100

Shares physically issued                       --              --              --              --

Common stock subscribed                        --              --              --         131,300

Beneficial conversion feature                  --              --              --         753,304

Reclassification of warrants to
  liabilities                                  --              --              --      (4,275,966)

Currency translation adjustment                --              --          14,586          14,586

Net loss                                       --      (4,743,560)             --      (4,743,560)
                                     ------------    ------------    ------------    ------------

Balance, December 31, 2005            (31,081,731)     (5,694,651)         28,969      (7,954,536)

Shares physically issued
  (unaudited)                                  --              --              --              --

Sale of common stock (unaudited)               --              --              --         256,830

Conversion of debt                             --              --              --         796,645

Warrants issued with debt                      --              --              --         126,700

Stock based compensation                       --              --              --         120,134

Reclassification of warrants to
  liabilities (unaudited)                      --              --              --        (792,426)

Reclassification of liabilities to
  warrants (unaudited)                         --              --              --         272,043

Subsidiary stock issued for
  accrued expenses                             --              --              --         404,844

Currency translation adjustment
  (unaudited)                                  --              --          (3,713)         (3,713)

Net income (unaudited)                         --      (5,954,716)             --      (5,954,716)
                                     ------------    ------------    ------------    ------------

Balance, September 30, 2006
  (unaudited)                        $(31,081,731)   $(11,649,367)   $     25,256    $(12,728,195)
                                     ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Cumulative Period
                                                                             from April 8, 2003
                                                                            (Reestablishment of
                                                                              Development Stage
                                                                                Company) to
                                           Nine months ended September 30,     September 30,
                                                2006              2005              2006
                                           --------------    --------------    --------------
                                             (Unaudited)       (Unaudited)       (Unaudited)
Cash flows from operating activities:
Net loss                                   $   (5,954,716)   $   (2,413,100)   $  (11,649,367)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Warrants issued for services                         --            21,100            21,100
  Stock based compensation                        120,134                --           120,134
  Amortization of debt discount                     7,400                --           760,704
  Change in value of warrant liability          4,501,968           857,415         5,424,645
  Interest converted to preferred stock            43,341
  Depreciation                                         --                --           107,790
  Loss attributed to minority interest            (22,840)               --           (22,840)
Increase (decrease) in liabilities:
  Accounts payable                                (52,213)           (5,216)        1,217,560
                                           --------------    --------------    --------------

Cash used in operating activities              (1,356,926)       (1,539,801)       (4,020,274)
                                           --------------    --------------    --------------

Cash flows from financing activities:
Advances from stockholder                         147,351                --           147,351
Proceeds from sale of convertible notes           500,000                --           500,000
Proceeds from sale of common stock                757,430         1,652,115         3,394,755
                                           --------------    --------------    --------------

Cash provided by financing activities           1,404,781         1,652,115         4,042,106
                                           --------------    --------------    --------------
Effect of exchange rate changes on cash            (3,713)           29,196            25,256
                                           --------------    --------------    --------------

Net increase in cash                               44,142           141,510            47,088
Cash, beginning of period                           2,946             6,555                --
                                           --------------    --------------    --------------
Cash, end of period                        $       47,088    $      148,065    $       47,088
                                           ==============    ==============    ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS

New Generation Holdings, Inc. ("we", "us", "our company" or "NGH" ), was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"), and we have been developing, through our subsidiary, Plastinum, Inc. ("Plastinum"), a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through September 30, 2006, the Company has accumulated losses of $11,649,367.

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

The accompanying unaudited financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 and from reestablishment of development stage (April 7, 2003) to September 30, 2006 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2006.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $11,649,367 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $1,648,840 at September 30, 2006 and have a stockholders' deficiency of $12,728,195 at September 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

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

For the three and nine months ended September 30, 2006 and 2005, 66,876,560 potential shares and 23,985,230 potential shares, respectively, were excluded from the shares used to calculate basic and diluted earnings per share as their inclusion would be antidilutive.

RECLASSIFICATIONS

Certain prior period items have been reclassified to conform to the current period presentation. The operations of Plastinum have been reclassified as discontinued operations in these financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for Plastinum effective the first interim period that starts after December 15, 2005. We have evaluated the impact of the adoption of SFAS 123(R), and believe that the impact may be significant to the company's future overall results of operations and financial position.

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006. We have evaluated the effect that the adoption of SFAS 154 will have on our results of operations and financial condition and do not expect it to have a material impact.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN
48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

NOTE B - CAPITAL STOCK

NGH is authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share. As of September 30, 2006 we have issued and outstanding 49,998,260 shares of common stock. We are also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There are 528,630 preferred shares outstanding at September 30, 2006, and none at September 30, 2005.

During the nine months ended September 30, 2006 we received subscriptions in the aggregate amount of $256,830 to purchase 2,568,300 shares of common stock along with warrants for an additional 2,568,300 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

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

During the nine months ended September 30, 2005 we received subscriptions in the aggregate amount of $1,652,115 to purchase 16,521,150 shares of common stock along with warrants for an additional 13,396,150 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

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

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase warrants, we have classified the fair value of the warrants as a liability on the balance sheet at September 30, 2006 (See Note
F).

On July 10, 2006, Plastinum issued options to purchase 3,000,000 shares of common stock to each of two employees. The options vest over a three (3) year period with 1,000,000 options vesting on each of the first second and third anniversaries of the grant date. The options have an exercise price of $0.10 per share. The options have been valued at $1,441,609 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The compensation expense is being recorded over the vesting period. During the quarter ended September 30, 2006, we have recorded $120,134 of compensation expense related to these options.

NOTE C - WARRANTS AND STOCK OPTIONS

Since we do not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase options and warrants, we have classified the fair value of the options and warrants as a liability on the balance sheet at September 30, 2006 (See Note F).

NOTE D - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002 our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at September 30, 2006, is $207,429.

As of September 30, 2006, Plastinum has also received advances from our president for working capital purposes. These advances aggregate $149,693 at September 30, 2006.

Our president has also purchased $200,000 of the Plastinum convertible notes described in Note H.

NOTE E - CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

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

On July 10, 2006, the Company, Mr. Mot, and Plastinum entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the Debt Exchange Agreement dated as of December 7, 2005. Pursuant to the Election to Convert and Amendment to Debt Exchange Agreement, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by the Company to Mr. Mot in the approximate outstanding balance of $796,645 into 528,630 shares of our Series A Preferred Stock. The Series A Preferred Stock will vote together with the Common Stock on an "as-converted" basis. The Preferred Stock will automatically convert into 38,589,990 shares of the Company's Common upon the closing of the contemplated "spin-off" of Plastinum to the Company's stockholders and at such time Mr. Mot will also receive the same number of shares of common stock of Plastinum.

NOTE F - WARRANT AND DERIVATIVE LIABILITIES

As disclosed in Note B, we do not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding.

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

At September 30, 2006 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0%
(2) expected volatility of 127% (3) risk-free interest rate of approximately 5% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $10,221,000. As a result, for the three and nine months ended September 30, 2006 the Company recorded approximately $6,108,000 and $4,502,000, respectively, as a charge to Change in Value of Warrant Liability.

NOTE G - DISCONTINUED OPERATIONS

Discontinued operations represent the operations of our Plastinum subsidiary, which will be spun off, as described in Note A. As a result of the spin off, NGH will no longer own an interest in Plastinum.

NOTE H - PLASTINUM CONVERTIBLE NOTES PAYABLE

On July 10, 2006, Plastinum entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which Plastinum borrowed an aggregate of $500,000. The loans are convertible in an aggregate of 1,000,000 shares of Plastinum common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of Plastinum common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The debt discount is being amortized over the term of the notes. During the quarter ended September 30, 2006, amortization as interest expense amounted to $7,400. We have determined that there is no beneficial conversion feature attributable to the convertible notes.

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

In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of 2006. We have evaluated the effect that the adoption of SFAS 154 will have on our results of operations and financial condition and do not expect it to have a material impact.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" (FIN
48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157), which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years' financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Operating losses from continuing operations decreased from $59,944 for the three months ended September 30, 2005 to $80 for the three months ended September 30, 2006. The decrease of $59,864 was the result of the allocation of all operating expenses in the current period to our Plastinum subsidiary operations, which are presented as discontinued operations.

We also recorded net other financing expense of $6,108,969 in 2006, with an expense of $857,415 in 2005. This other expense consists primarily of the non-cash charge for change of fair value of the warrant liability.

Loss from discontinued operations was $558,488 for the three months ended September 30, 2006 and $631,684 for the three months ended September 30, 2005. The discontinued operations reflect the operations of our Plastinum subsidiary, which will no longer be a part of our operations subsequent to the spin-off described previously.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Operating losses from continuing operations decreased from $195,974 for the nine months ended September 30, 2005 to $130,689 for the nine months ended September 30, 2006. The decrease of $65,285 was primarily the result of the allocation of all operating expenses in the current three month period to our Plastinum subsidiary operations, which are presented as discontinued operations.

We also recorded net other financing expense of $4,540,309 in 2006, with an expense of $857,415 in 2005. This other expense consists primarily of the non-cash charge for change of fair value of the warrant liability.

Loss from discontinued operations was $1,283,718 for the nine months ended September 30, 2006 and $1,359,711 for the nine months ended September 30, 2005. The discontinued operations reflect the operations of our Plastinum subsidiary, which will no longer be a part of our operations subsequent to the spin-off described previously.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had a deficiency in working capital of $1,648,840. For the nine months ended September 30, 2006, we generated a net cash flow deficit from operating activities of $1,356,926 consisting primarily of net loss of $5,954,716, adjusted for a net change in liabilities of $52,213 and non-cash financial expense of $4,501,968 related to the change in fair value of our warrant liability and stock based compensation expense of $120,134. We have funded our operations through the sale of our common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied mostly on advances from stockholders and sales of our common stock. There is no assurance that the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

During the nine months ended September 30, 2006, we raised $256,830 in subscriptions for 2,568,300 shares of common stock (and warrants to purchase an additional 2,568,300 shares of common stock at a purchase price of $0.35 per share exercisable for a period of three years) in a Regulation S offering to foreign investors that commenced in April of 2004; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

During May 2006, 1,430,000 warrants were exercised into an equal number of shares of Plastinum common stock. We received proceeds of $500,500 from this exercise.

During the third quarter of 2006, Plastinum sold its convertible notes for proceeds of $500,000.

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

RECENT DEVELOPMENTS UPDATE

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on their evaluation, our CEO and interim CFO have concluded that our disclosure controls and procedures need improvement and were not adequately effective as of September 30, 2006 to ensure timely reporting with the Securities and Exchange Commission. We have engaged Robert Scherne in an effort to, among other things, identify deficiencies with respect to our disclosure controls and procedures and implement corrective measures, including the establishment of new internal policies related to financial reporting.

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

None.

(b)   None

(c)   ISSUER PURCHASES OF EQUITY SECURITIES

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

                                     NEW GENERATION HOLDINGS, INC.


                                     /s/ Jacques Mot
                                     -------------------------------------
                                     Jacques Mot
                                     President and Chief Executive Officer

                                     November 20, 2006