Form 10KSB/A
period 2005-12-31
NEW GENERATION HOLDINGS INC
filed 2006-11-30
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (“Amendment No. 2”) amends the Annual Report of New Generation Holdings, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 11, 2006 (the “Original Filing”). This Amendment No.  2 is being filed for the purpose of correcting errors in accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity.

We have not updated the information contained herein for events occurring subsequent to April 11, 2006, the filing date of the Original Filing.

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

ITEM 13. EXHIBITS LIST

(a)	The following documents are filed as part of this Form:

Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

(b)	Exhibits

++(3)	(i)	Amended and Restated Certificate of Incorporation

++	(ii)	By-Laws

++(4)	(i)	Specimen Certificate for Common Stock

++	(ii)	Form of Warrant at $6.00 expiring 2 years after Commencement Date

++	(iii)	Form of Warrant at $12.00 expiring March 5, 2004

++	(iv)	Form of Warrant at $12.00 expiring February 24, 2004

^	(v)	Form of Warrant at $8.00 expiring 2 years after Commencement Date

******	(vi)	Form of Warrant at $0.35 expiring 3 years after issuance date

++(10)	(i)	Employment Agreement of Paul Hokfelt dated January 25, 2000

+	(ii)	Line of Credit Agreement dated as of April 15, 1999

+	(iii)	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

^	(iv)	Strategic Collaboration Agreement dated as of March 31, 2000 by and between the Company and New Generation Partners, Inc., on one hand, and Double Impact, Inc., on the other.

^	(v)	Share Transfer Agreement dated as of March 31, 2000 by and among Bachkine & Meyer Industries, S.A., Double Impact, Inc. and the Company.

^	(vi)	Termination Agreement dated as of April 15, 2000 by and between the Company and BAMI Consulting, S.A.

^	(vii)	Subscription Agreement dated as of April 10, 2000 by and between the Company and Gauk Holding, Inc.

^	(viii)	Subscription Agreement dated as of April 10, 2000 by and between the Company and Mercer International S.A.

	(ix)	(Reserved)

#	(x)	Form of Subscription Agreement

#	(xi)	Amendment to Line of Credit Agreement, dated July 15, 2000, between the Company and Bachkine & Meyer Industries, S.A.

**	(xii)	Loan Retirement Agreement dated as of November 13, 2000 by and between the Company and Bachkine & Meyer Industries SA.

**	(xiii)	Consulting Fee Conversion Agreement dated as of November 13, 2000 by and between the Company and BAMI Consulting, Inc.

***	(xiv)	Share Exchange Agreement dated as of December 29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

****	(xv)	Share Exchange Agreement dated as of February 28, 2001 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

+++	(xvi)	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	(xvii)	Master License Agreement between Minerva Softcare NV and Ikan Finanz AG effective as of December 31, 2002

*	(xviii)	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

##	(xix)	Form of Subscription Agreement for 2004 Regulation S Offering

*****	(xx)	Subscription Agreement between the Company and Alfons de Maeseneir

##	(xxii)	Debt Exchange Agreement among New Generation Holdings, Inc. New Generation Partners, Inc. and Jacques Mot dated as of December 7, 2005.

##	(xxiii)	Convertible Promissory Note in favor of Jacques Mot dated December 7, 2005

******	(xxiv)	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

******	(xxv)	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

******	(xxvi)	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

******	(xxvii)	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

******	(xxviii)	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

******	(xxix)	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

##	(21)	Subsidiaries of the Registrant

	(31.1)	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

	(32.1)	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

^	Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.

#	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.

**	Incorporated by reference to the Company's Form 10-QSB for the period ending September 30, 2000 filed on November 21, 2000.

***	Incorporated by reference to the Company's Form 8-K filed on February 28, 2001

****	Incorporated by reference to the Company's Form 8-K filed on March 12, 2001

*****	Incorporated by reference to the Company’s Form 8-K filed on May 12, 2005

******	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2005 filed on April 11, 2006

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001

##	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2004 filed on December 7, 2005

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
Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on November 30, 2006 by the following persons in the capacities indicated:

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

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2005 AND 2004

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NEW GENERATION HOLDINGS, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firm	F-2

Consolidated Balance Sheet at December 31, 2005 (Restated)	F-3

Consolidated Statements of Losses and Comprehensive Losses for the two years ended December 31, 2005 and 2004 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2005
F-4

Consolidated Statement of Deficiency in Stockholders' Equity for the two years ended December 31, 2005 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2005 (Restated)
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

As discussed in Note L, the Company has restated the consolidated balance sheet as of December 31, 2005.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
April 5, 2006 except for Note L, as to which date is November 29, 2006

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005
(Restated)

Assets

Current assets:
Cash	$2,946

Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

Accounts payable and accrued expenses:	$2,005,535
Convertible note payable, stockholder	753,304
Total current liabilities	2,758,839

Warrant derivatives	5,198,643
Total liabilities	7,957,482

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
none issued and outstanding	—
Common stock, par value $.001 per share; 50,000,000 shares authorized,
46,116,960 shares issued and outstanding	46,119
Additional paid-in capital	28,615,458
Stock subscriptions	131,300
Other comprehensive income	28,969
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(5,694,651)
Total deficiency in stockholders' equity	(7,954,536)
Total liabilities and deficiency in stockholders' equity	$2,946

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF LOSSES AND COMPREHENSIVE LOSSES

			Cumulative Period
			from April 7, 2003
			(date of inception
			as a development
			stage enterprise) to
	Years ended December 31,		December 31,
	2005	2004	2005
Operating expenses:
General and administrative expenses	$2,350,655	$411,442	$3,014,838
Depreciation and amortization	—	30,210	107,790
Research and development	711,924	179,118	891,042
Total operating expenses	3,062,579	620,770	4,013,670

Loss from operations	(3,062,579)	(620,770)	(4,013,670)

Change in value of warrant liability	(922,677)	—	(922,677)
Interest expense	(758,304)	—	(758,304)
Loss before provision for income taxes	(4,743,560)	(620,770)	(5,694,651)

Provision for income taxes	—	—	—
Net loss	$(4,743,560)	$(620,770)	$(5,694,651)

Net loss per common share, basic and diluted	$(0.12)	$(0.03)

Weighted average shares outstanding	38,114,030	23,264,740

Comprehensive loss:
Net loss	$(4,743,560)	$(620,770)
Foreign currency translation gain	14,586	14,383
Comprehensive loss	$(4,728,974)	$(606,387)

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE PERIOD APRIL 7, 2003 (DATE OF INCEPTION AS A DEVELOPMENT STAGE ENTERPRISE ) THROUGH
DECEMBER 31, 2005
(Restated)

					Accumulated Deficit
			Additional	Common	Prior to	During	Other
	Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
			Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	21,056,690	$21,059	$29,636,051	$—	$(34,634,693)	$—	$ —	$(4,977,583)

Disposition of previously controlled
wholly and majority owned subsidiaries,
net	—	—	—	—	3,882,801	—	—	3,882,801
Net loss from January 1, 2003 to
April 7, 2003	—	—	—	—	(329,839)	—	—	(329,839)
Balance, April 7, 2003	21,056,690	21,059	29,636,051	—	(31,081,731)	—	—	(1,424,621)

Net loss	—	—	—	—	—	(330,321)	—	(330,321)
Balance, December 31, 2003	21,056,690	21,059	29,636,051	—	(31,081,731)	(330,321)	—	(1,754,942)

Sale of common stock	6,500,120	6,500	643,514	—	—	—	—	650,014
Common stock subscribed	—	—	—	54,600	—	—	—	54,600
Shares physically issued	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	14,383	14,383
Net loss	—	—	—	—	—	(620,770)	—	(620,770)
Balance, December 31, 2004	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	18,014,150	18,014	1,783,401	—	—	—	—	1,801,415
Warrants issued for services	—	—	21,100	—	—	—	—	21,100
Shares physically issued	546,000	546	54,054	(54,600)	—	—	—	—
Common stock subscribed				131,300				131,300
Beneficial conversion feature	—	—	753,304	—	—	—	—	753,304
Reclassification of warrants to liabilities	—	—	(4,275,966)	—	—	—	—	(4,275,966)
Currency translation adjustment	—	—	—	—	—	—	14,586	14,586
Net loss	—	—	—	—	—	(4,743,560)	—	(4,743,560)
Balance, December 31, 2005	46,116,960	$46,119	$28,615,458	$131,300	$(31,081,731)	$(5,694,651)	$ 28,969	$(7,954,536)

See accompanying notes to consolidated financial statements

NEW GENERATION HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from April 7, 2003
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

The Company has recorded a debt discount related to the beneficial conversion feature in the amount of $753,304 related to the
note described above.

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

Restatement

The accompanying balance sheet as of December 31, 2005 and the accompanying statement of deficiency in stockholders' equity have been restated to reclassify a beneficial conversion feature related to the convertible note described in Note I from a liability to additional paid in capital. The result of the restatement is to decrease liabilities by $753,304 and to increase additional paid-in capital by a like amount. There is no effect on net loss or loss per share (see Note L).

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $4,743,560 and $620,770 for the years ended December 31, 2005 and 2004, respectively and have a stockholders' deficiency of $7,954,536 at December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. The significant increase in the net loss for the year ended December 31, 2005 is the result of our expanded activities, primarily in the development of our technology.

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

As the note is convertible at a discount to market at the date of issue, the Company has determined that there is a beneficial conversion feature associated with the debt in the amount of $753,304. The note is accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option has not been accounted for as a separate derivative. Since the note is due upon demand this amount has been charged to interest expense as of the date issued.

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

NOTE L - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2005 to correct the following error in the financial statements previously filed:

•	The Company erroneously recorded the beneficial conversion feature embedded in the Convertible Note described in Note I as a liability as of the date of issuance instead of equity.

The net effect of the correction of this error was to:

•	Decrease liabilities by $753,304 and to increase additional paid in capital by a like amount as of December 31, 2005.

The correction of the error has resulted in no change in the Company’s reported Consolidated Statement of Losses and Comprehensives Losses or Consolidated Statement of Cash Flows for the year ended December 31, 2005.

However, the restatement did affect the individual components of the Company’s Balance Sheet as reported on its Consolidated Balance Sheet as of December 31, 2005.

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of December 31, 2005.

	December 31, 2005
	(As Restated)	(As Reported)
Assets
Cash	$2,946	$2,946

Liabilities and Deficiency in Stockholders’ Equity
Accounts payable and accrued expenses	2,005,535	2,005,535
Convertible Note Payable- Stockholder	753,304	753,304
Current liabilities	2,758,839	2,758,839
Embedded conversion liability	—	753,304
Warrant derivatives	5,198,643	5,198,643

Preferred stock	—	—
Common stock	46,119	46,119
Additional Paid in Capital	28,615,458	27,862,154
Stock subscriptions	131,300	131,300
Other Comprehensive Income	28,969	28,969
Accumulated deficit prior to development stage	(31,081,731)	(31,081,731)
Deficit accumulated during the development stage	(5,694,651)	(5,694,651)
Total deficiency in stockholders equity	(7,954,536)	(8,707,840)
	$2,946	$2,946