Form 10QSB/A
period 2006-03-31
NEW GENERATION HOLDINGS INC
filed 2006-11-30
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A
                                 Amendment No. 2

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

            CERTIFICATES

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A ("Amendment No. 2") amends the Current Report of New Generation Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 11, 2006 (the "Original Filing"). This Amendment No. 2 is being filed for the purpose of correcting errors in accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity.

We have not updated the information contained herein for events occurring subsequent to May 11, 2006, the filing date of the Original Filing.

                          PART 1 FINANCIAL INFORMATION
                          ----------------------------

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

                          NEW GENERATION HOLDINGS, INC.

                          INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet at March 31, 2006                       F-3
Condensed Consolidated Statements of Losses for the three months
   ended March 31, 2006 and 2005                                             F-4
Condensed Consolidated Statement of Deficiency in Stockholder's
   Equity at March 31, 2006                                                  F-5
Condensed Consolidated Statements of Cash Flows for the three months
   ended March 31, 2006 and 2005                                             F-6
Notes to Condensed Consolidated Financial Statements                  F-7 - F-11

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEEET
                                 MARCH 31, 2006
                                   (Unaudited)
                                   (Restated)

Assets

Current assets:
  Cash                                                                          $     10,190
                                                                                ============

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:                                          $  2,039,568
Convertible note payable, stockholder                                                753,304
                                                                                ------------

Total current liabilities                                                          2,792,872

Warrant derivatives                                                                5,103,026
                                                                                ------------

Total liabilities                                                                  7,895,898
                                                                                ------------

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
  none issued and outstanding                                                             --
Common stock, par value $.001 per share; 50,000,000 shares authorized,
  46,829,960 shares issued and outstanding                                            46,832
Additional paid-in capital                                                        28,536,684
Stock subscriptions                                                                  320,475
Other comprehensive income                                                            26,478
Accumulated deficit prior to development stage                                   (31,081,731)
Deficit accumulated during the development stage                                  (5,734,446)
                                                                                ------------

Total deficiency in stockholders' equity                                          (7,885,708)
                                                                                ------------

Total liabilities and deficiency in stockholders' equity                        $     10,190
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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                 Cumulative Period
                                                                                                from April 8, 2003
                                                                                              (date of inception as
                                                                                                development stage
                                                                                                  enterprise) to
                                                          Three months ended March 31,               March 31,
                                                          2006                   2005                  2006
                                                   ------------------    ------------------    ---------------------
                                                       (Unaudited)           (Unaudited)            (Unaudited)
Operating expenses:
  General and administrative expenses              $          246,145    $          387,498    $           3,260,983
  Depreciation and amortization                                    --                    --                  107,790
  Research and development                                     19,796               202,342                  910,838
                                                   ------------------    ------------------    ---------------------

Total operating expenses                                      265,941               589,840                4,279,611
                                                   ------------------    ------------------    ---------------------

Loss from operations                                         (265,941)             (589,840)              (4,279,611)

Change in value of warrant liability                          244,979                    --                 (677,698)
Interest expense                                              (18,833)                   --                 (777,137)
                                                   ------------------    ------------------    ---------------------

Loss before provision for income taxes                        (39,795)             (589,840)              (5,734,446)

Provision for income taxes                                         --                    --                       --
                                                   ------------------    ------------------    ---------------------

Net loss                                           $          (39,795)   $         (589,840)   $          (5,734,446)
                                                   ==================    ==================    =====================

Net loss per common share, basic and diluted       $            (0.00)   $            (0.02)
                                                   ==================    ==================

Weighted average shares outstanding                        46,576,449            27,269,843

Comprehensive loss:
  Net loss                                         $          (39,795)   $         (589,840)
  Foreign currency translation (loss) gain                     (2,491)               20,572
                                                   ------------------    ------------------

Comprehensive loss                                 $          (42,286)   $         (569,268)
                                                   ==================    ==================

See accompanying notes to un-audited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   (Restated)

                                                                                              Additional        Common
                                                                                               Paid-in           Stock
                                                                   Common Stock                Capital        Subscribed
                                                           -----------------------------    -------------    -------------
Balance, December 31, 2002                                    21,056,690   $      21,059    $  29,636,051    $        --

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                                               --              --               --               --

Net loss from January 1, 2003 to
  April 7, 2003                                                     --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, April 7, 2003                                        21,056,690          21,059       29,636,051             --

Net loss                                                            --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, December 31, 2003                                    21,056,690          21,059       29,636,051             --

Sale of common stock                                           6,500,120           6,500          643,514             --

Common stock subscribed                                             --              --               --             54,600

Shares physically issued                                            --              --               --               --

Currency translation adjustment                                     --              --               --               --

Net loss                                                            --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, December 31, 2004                                    27,556,810          27,559       30,279,565           54,600

Sale of common stock                                          18,014,150          18,014        1,783,401             --

Warrants issued for services                                        --              --             21,100             --

Shares physically issued                                         546,000             546           54,054          (54,600)

Common stock subscribed                                                                                            131,300

Beneficial conversion feature                                       --              --            753,304             --

Reclassification of warrants to liabilities                         --              --         (4,275,966)            --

Currency translation adjustment                                     --              --               --               --

Net loss                                                            --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, December 31, 2005                                    46,116,960          46,119       28,615,458          131,300

Shares physically issued (unaudited)                             713,000             713           70,587          (71,300)

Common stock subscribed (unaudited)                                 --              --               --            260,475

Reclassification of warrants to liabilities (unaudited)             --              --           (149,361)            --

Currency translation adjustment (unaudited)                         --              --               --               --

Net loss (unaudited)                                                --              --               --               --
                                                           -------------   -------------    -------------    -------------

Balance, March 31, 2006 (unaudited)                           46,829,960   $      46,832    $  28,536,684    $     320,475
                                                           =============   =============    =============    =============

                                                              Accumulated Deficit
                                                          ------------------------------
                                                            Prior to          During           Other
                                                           Development      Development    Comprehensive     Stockholders'
                                                              Stage            Stage           Income          Deficiency
                                                          -------------    -------------    -------------    -------------
Balance, December 31, 2002                                 $ (34,634,693)   $        --      $        --      $  (4,977,583)

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                                          3,882,801             --               --          3,882,801

Net loss from January 1, 2003 to
  April 7, 2003                                                 (329,839)            --               --           (329,839)
                                                           -------------    -------------    -------------    -------------

Balance, April 7, 2003                                       (31,081,731)            --               --         (1,424,621)

Net loss                                                            --           (330,321)            --           (330,321)
                                                           -------------    -------------    -------------    -------------

Balance, December 31, 2003                                   (31,081,731)        (330,321)            --         (1,754,942)

Sale of common stock                                                --               --               --            650,014

Common stock subscribed                                             --               --               --             54,600

Shares physically issued                                            --               --               --               --

Currency translation adjustment                                     --               --             14,383           14,383

Net loss                                                            --           (620,770)            --           (620,770)
                                                           -------------    -------------    -------------    -------------

Balance, December 31, 2004                                   (31,081,731)        (951,091)          14,383       (1,656,715)

Sale of common stock                                                --               --               --          1,801,415

Warrants issued for services                                        --               --               --             21,100

Shares physically issued                                            --               --               --               --

Common stock subscribed                                             --               --               --            131,300

Beneficial conversion feature                                       --               --               --            753,304

Reclassification of warrants to liabilities                         --               --               --         (4,275,966)

Currency translation adjustment                                     --               --             14,586           14,586

Net loss                                                            --         (4,743,560)            --         (4,743,560)
                                                           -------------    -------------    -------------    -------------

Balance, December 31, 2005                                   (31,081,731)      (5,694,651)          28,969       (7,954,536)

Shares physically issued (unaudited)                                                                                   --

Common stock subscribed (unaudited)                                 --               --               --            260,475

Reclassification of warrants to liabilities (unaudited)             --               --               --           (149,361)

Currency translation adjustment (unaudited)                         --               --             (2,491)          (2,491)

Net loss (unaudited)                                                --            (39,795)            --            (39,795)
                                                           -------------    -------------    -------------    -------------

Balance, March 31, 2006 (unaudited)                        $ (31,081,731)   $  (5,734,446)   $      26,478    $  (7,885,708)
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

RESTATEMENT

The accompanying balance sheet as of March 31, 2006 and the accompanying statement of deficiency in stockholders' equity have been restated to reclassify a 2005 beneficial conversion feature related to the convertible note described in Note E from a liability to additional paid in capital, as of December 31, 2005 (see Note G). The result of the restatement is to decrease liabilities by $753,304 and to increase additional paid-in capital by a like amount. There is no affect on net loss or loss per share.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $5,734,446 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $2,782,682 at March 31, 2006 and have a stockholders' deficiency of $7,885,708 at March 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

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

NOTE G - RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its financial statements for the three months ended March 31, 2006 to correct the following error in the financial statements previously filed:

      o The Company erroneously recorded the beneficial conversion feature embedded in the Convertible Note described in Note E as a liability as of the date of issuance instead of equity.

      The net effect of the correction of this error was to:

      o Decrease liabilities by $753,304 and to increase additional paid in capital by a like amount as of March 31, 2006.

The correction of the error has resulted in no change in the Company's reported Consolidated Statement of Losses and Comprehensives Losses or Consolidated Statement of Cash Flows for the three months ended March 31, 2006 and 2005.

However, the restatement did affect the individual components of the Company's Balance Sheet as reported on its Consolidated Balance Sheet as of March 31, 2006.

Following are reconciliations of the Company's restatement of the Consolidated Balance Sheet as of March 31, 2006.

                                                                            March 31, 2006
                                                                    --------------------------------
                                                                    (As Restated)     (As Reported)
                                                                    --------------    --------------
                                     Assets

Cash                                                                $       10,190    $       10,190
                                                                    ==============    ==============

               Liabilities and Deficiency in Stockholders' Equity

Accounts payable and accrued expenses                                    2,039,568         2,039,568
Convertible Note Payable - Stockholder                                     753,304           753,304
                                                                    --------------    --------------
Current liabilities                                                      2,792,872         2,792,872
Embedded conversion liability                                                   --           753,304
Warrant derivatives                                                      5,103,026         5,103,026

Preferred stock                                                                 --                --
Common stock                                                                46,832            46,832
Additional Paid in Capital                                              28,536,684        27,783,380
Stock subscriptions                                                        320,475           320,475
Other Comprehensive Income                                                  26,478            26,478
Accumulated deficit prior to development stage                         (31,081,731)      (31,081,731)
Deficit accumulated during the development stage                        (5,734,446)       (5,734,446)
                                                                    --------------    --------------
Total deficiency in stockholders equity                                 (7,885,708)       (8,639,012)
                                                                    $       10,190    $       10,190
                                                                    ==============    ==============

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

Operating losses decreased from $589,840 for the three months ended March 31, 2005 to $265,941 for the three months ended March 31, 2006. The decrease of $323,899 was the result of a decrease of $141,353 in general and administrative expenses, from $387,498 in 2005 to $246,145 in 2006, and a decrease in research and development expenses of $182,546, from $202,342 in 2005 to $19,796 in 2006. The decrease in general and administrative expense results primarily from decreased consulting expenses and professional fees. The decreases in these areas is attributable to decreases in the costs of implementation of our NGP business strategy, decreased costs to bring our public filings current, and decreased costs in raising additional equity to enable us to revive the business operations of our plastic subsidiary. Decreased research and development expenses are a direct result decreased spending in the current period as compared to 2005. We anticipate additional expenditures of approximately $330,000 for research and development for the remainder of 2006.

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

                     November 30, 2006