Form 10QSB/A
period 2006-06-30
NEW GENERATION HOLDINGS INC
filed 2006-11-30
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                 Amendment No. 1

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

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS                                           F1-F6

ITEM 2      PLAN OF OPERATION                                                  7

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        11

ITEM 4      CONTROLS AND PROCEDURES                                           11

PART II     OTHER INFORMATION                                                 12

ITEM 1      LEGAL PROCEEDINGS                                                 12

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS                         12

ITEM 3      DEFAULTS UPON SENIOR SECURITIES                                   13

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13

ITEM 5      OTHER INFORMATION

ITEM 6      EXHIBITS

            SIGNATURES

            CERTIFICATES

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A ("Amendment No. 1") amends the Current Report of New Generation Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 14, 2006 (the "Original Filing"). This Amendment No. 1 is being filed for the purpose of correcting errors in accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity and the allocation of general and administrative expenses incurred by the Company on behalf of our subsidiary, Plastinum Corp., which is being presented as a discontinued operation.


We have not updated the information contained herein for events occurring subsequent to August 14, 2006, the filing date of the Original Filing.


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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)
                                   (Restated)

Assets

Current assets:
  Cash                                                             $      1,198
                                                                   ============


Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:                             $  1,745,700
Convertible note payable, stockholder (Note E)                          753,304
                                                                   ------------

Total current liabilities                                             2,499,004

Warrant derivatives (Note F)                                          4,112,701
                                                                   ------------

Total liabilities                                                     6,611,705
                                                                   ------------

Minority interest                                                       493,630
                                                                   ------------

Deficiency in stockholders' equity: (Note B)

Preferred stock, par value $.001 per share;
  1,000,000 shares authorized, none issued and outstanding                   --
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 49,998,260 shares issued and outstanding                   49,998
Additional paid-in capital                                           28,884,170
Other comprehensive income                                               25,256
Accumulated deficit prior to development stage                      (31,081,731)
Deficit accumulated during the development stage                     (4,981,830)
                                                                   ------------

Total deficiency in stockholders' equity                             (7,104,137)
                                                                   ------------

Total liabilities and deficiency in stockholders' equity           $      1,198
                                                                   ============


See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                   (Restated)

                                                                                                          Cumulative Period
                                                                                                          from April 8, 2003
                                                                                                          (Reestablishment of
                                                                                                          Development Stage
                                                                                                             Company) to
                                                Three months ended June 30,   Six months ended June 30,       June 30,
                                                    2006          2005          2006           2005              2006
                                                ------------   -----------   -----------    -----------   -------------------
                                                 (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)       (Unaudited)

Operating expenses:
  General and administrative expenses           $     48,172   $    49,733   $   130,609    $   136,030   $        1,001,428
                                                ------------   -----------   -----------    -----------   ------------------
Total operating expenses                              48,172        49,733       130,609        136,030            1,001,428
                                                ------------   -----------   -----------    -----------   ------------------


Loss from continuing operations before
  other income (expense)                             (48,172)      (49,733)     (130,609)      (136,030)          (1,001,428)

Change in value of warrant liability               1,361,347            --     1,606,326             --              683,649
Interest expense                                     (18,833)           --       (37,666)            --             (795,970)
                                                ------------   -----------   -----------    -----------   ------------------

Income (loss) from continuing operations
  before provision for income taxes                1,294,342       (49,733)    1,438,051       (136,030)          (1,113,749)

Provision for income taxes                                --            --            --             --                    -
                                                ------------   -----------   -----------    -----------   ------------------

Net income (loss) from continuing operations       1,294,342       (49,733)    1,438,051       (136,030)          (1,113,749)

Loss from discontinued operations, net of tax       (541,726)     (224,484)     (725,230)      (728,027)          (3,868,081)
                                                ------------   -----------   -----------    -----------   ------------------

Net income (loss)                               $    752,616   $  (274,217)  $   712,821    $  (864,057)  $       (4,981,830)
                                                ============   ===========   ===========    ===========   ==================

Continuing operations:
Net earnings (loss) per common share, basic     $       0.03   $     (0.00)  $      0.03    $     (0.01)
                                                ============   ===========   ===========    ===========
Net earnings (loss) per common share, diluted   $       0.03   $     (0.00)  $      0.03    $     (0.01)
                                                ============   ===========   ===========    ===========

Discontinued operations:
Net loss per common share, basic and diluted    $      (0.01)  $     (0.01)  $     (0.01)   $     (0.02)
                                                ============   ===========   ===========    ===========

Net income (loss):
Net earnings (loss) per common share, basic     $       0.02   $     (0.01)  $      0.02    $     (0.03)
                                                ============   ===========   ===========    ===========
Net earnings (loss) per common share, diluted   $       0.02   $     (0.01)  $      0.02    $     (0.03)
                                                ============   ===========   ===========    ===========


Weighted average shares outstanding, basic        48,428,670    32,345,510    47,507,676     29,807,676
Weighted average shares outstanding, diluted      50,000,000    32,345,510    50,000,000     29,807,676

Comprehensive loss:
  Net income (loss)                             $    752,616   $  (274,217)  $   712,821    $  (864,057)
  Foreign currency translation (loss) gain            (1,122)       (1,406)       (3,713)        19,166
                                                ------------   -----------   -----------    -----------

Comprehensive income (loss)                     $    751,494   $  (275,623)  $   709,108    $  (844,891)
                                                ============   ===========   ===========    ===========


See accompanying notes to un-audited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                                   (Restated)

                                                       Common Stock            Additional       Common
                                                ---------------------------     Paid-in          Stock
                                                   Shares        Par value      Capital        Subscribed
                                                ------------   ------------   ------------    ------------
Balance, December 31, 2002                        21,056,690   $     21,059   $ 29,636,051    $         --

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                                     --             --             --              --

Net loss from January 1, 2003 to
  April 7, 2003                                           --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, April 7, 2003                            21,056,690         21,059     29,636,051              --

Net loss                                                  --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, December 31, 2003                        21,056,690         21,059     29,636,051              --

Sale of common stock                               6,500,120          6,500        643,514              --

Common stock subscribed                                   --             --             --          54,600

Shares physically issued                                  --             --             --              --

Currency translation adjustment                           --             --             --              --

Net loss                                                  --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, December 31, 2004                        27,556,810         27,559     30,279,565          54,600

Sale of common stock                              18,014,150         18,014      1,783,401              --

Warrants issued for services                              --             --         21,100              --

Shares physically issued                             546,000            546         54,054         (54,600)

Common stock subscribed                                   --             --             --         131,300

Beneficial conversion feature                             --             --        753,304              --

Reclassification of warrants to
  liabilities                                             --             --     (4,275,966)             --

Currency translation adjustment                           --             --             --              --

Net loss                                                  --             --             --              --
                                                ------------   ------------   ------------    ------------
Balance, December 31, 2005                        46,116,960         46,119     28,615,458         131,300

Shares physically issued
  (unaudited)                                      1,313,000          1,313        129,987        (131,300)

Sale of common stock (unaudited)                   2,568,300          2,566        254,264

Reclassification of warrants to
  liabilities -unaudited)                                 --             --       (792,426)             --

Reclassification of liabilities
  to warrants (unaudited)                                 --             --        272,043              --

Subsidiary stock issued for
  accrued expenses                                        --             --        404,844              --

Currency translation adjustment
  (unaudited)                                             --             --             --              --

Net income (unaudited)                                    --             --             --              --
                                                ------------   ------------   ------------    ------------

Balance, June 30, 2006 (unaudited)                49,998,260   $     49,998   $ 28,884,170   $         --
                                                ============   ============   ============    ============

                                                            Accumulated Deficit
                                                ---------------------------------------------
                                                 Prior to         During           Other
                                                Development     Development     Comprehensive    Stockholders'
                                                   Stage          Stage            Income         Deficiency
                                                ------------    ------------    -------------    -------------
Balance, December 31, 2002                      $(34,634,693)   $         --    $          --    $  (4,977,583)

Disposition of previously controlled
  wholly and majority owned subsidiaries,
  net                                              3,882,801              --               --        3,882,801

Net loss from January 1, 2003 to
  April 7, 2003                                     (329,839)             --               --         (329,839)
                                                ------------    ------------    -------------    -------------

Balance, April 7, 2003                           (31,081,731)             --               --       (1,424,621)

Net loss                                                  --        (330,321)              --         (330,321)
                                                ------------    ------------    -------------    -------------

Balance, December 31, 2003                       (31,081,731)       (330,321)              --       (1,754,942)

Sale of common stock                                      --              --               --          650,014

Common stock subscribed                                   --              --               --           54,600

Shares physically issued                                  --              --               --               --

Currency translation adjustment                           --              --           14,383           14,383

Net loss                                                  --        (620,770)              --         (620,770)
                                                ------------    ------------    -------------    -------------

Balance, December 31, 2004                       (31,081,731)       (951,091)          14,383       (1,656,715)

Sale of common stock                                      --              --               --        1,801,415

Warrants issued for services                              --              --               --           21,100

Shares physically issued                                  --              --               --               --

Common stock subscribed                                   --              --               --          131,300

Beneficial conversion feature                             --              --               --          753,304

Reclassification of warrants to
  liabilities                                             --              --               --       (4,275,966)

Currency translation adjustment                           --              --           14,586           14,586

Net loss                                                  --      (4,743,560)              --       (4,743,560)
                                                ------------    ------------    -------------    -------------

Balance, December 31, 2005                       (31,081,731)     (5,694,651)          28,969       (7,954,536)

Shares physically issued
  (unaudited)                                                                                               --

Sale of common stock (unaudited)                          --              --               --          256,830

Reclassification of warrants to
  liabilities -unaudited)                                 --              --               --         (792,426)

Reclassification of liabilities
  to warrants (unaudited)                                 --              --               --          272,043

Subsidiary stock issued for
  accrued expenses                                        --              --               --          404,844

Currency translation adjustment
  (unaudited)                                             --              --           (3,713)          (3,713)

Net income (unaudited)                                    --         712,821               --          712,821
                                                ------------    ------------    -------------    -------------

Balance, June 30, 2006 (unaudited)              $(31,081,731)   $ (4,981,830)    $     25,256    $  (7,104,137)
                                                ============    ============    =============    =============



See accompanying notes to consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Restated)

                                                                                     Cumulative Period
                                                                                     from April 8, 2003
                                                                                    (Reestablishment of
                                                                                     Development Stage
                                                                                        Company) to
                                                      Six months ended June 30,          June 30,
                                                        2006            2005               2006
                                                     (Unaudited)     (Unaudited)        (Unaudited)
                                                    ------------    ------------    -------------------

Cash flows from operating activities:
Net income (loss)                                   $    712,821    $   (864,057)   $        (4,981,830)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Warrants issued for services                                --          21,100                 21,100
  Amortization of debt discount                               --              --                753,304
  Change in value of warrant liability                (1,606,326)             --               (683,649)
  Depreciation                                                --              --                107,790
  Loss attributed to minority interest                    (6,870)             --                 (6,870)
Increase (decrease) in liabilities:
  Accounts payable                                       144,910          93,060              1,371,342
                                                    ------------    ------------    -------------------

Cash used in operating activities                       (755,465)       (749,897)            (3,418,813)
                                                    ------------    ------------    -------------------

Cash flows from financing activities:
Proceeds from sale of common stock                       757,430         726,018              3,394,755
                                                    ------------    ------------    -------------------

Effect of exchange rate changes on cash                   (3,713)         19,166                 25,256
                                                    ------------    ------------    -------------------

Net (decrease) increase in cash                           (1,748)         (4,713)                 1,198
Cash, beginning of period                                  2,946           6,555                     --
                                                    ------------    ------------    -------------------
Cash, end of period                                 $      1,198    $      1,842    $             1,198
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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through June 30, 2006, the Company has accumulated losses of $4,981,830.

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

Restatement

The accompanying balance sheet as of June 30, 2006 and the accompanying statement of deficiency in stockholders' equity have been restated to reclassify a 2005 beneficial conversion feature related to the convertible note described in Note E from a liability to additional paid in capital, as of December 31, 2005. The result of the restatement is to decrease liabilities by $753,304 and to increase additional paid-in capital by a like amount. There is no affect on net loss or loss per share.

The financial statements have also been restated to allocate additional general and administrative expense to our Plastinum subsidiary. The operations of our Plastinum subsidiary are presented as discontinued operations in these financial statements. As a result of this restatement, the amounts reported in the income statement have changed as follows:

                                              Three months ended June 30,  Six months ended June 30,
                                                  2006          2005           2006          2005      Cumulative
                                               ---------     ---------      ---------     ---------    ----------
General and administrative:
 As reported                                     183,692       135,422        306,629       376,780     2,682,431
 As restated                                      48,172        49,733        130,609       136,030     1,001,428

Net income (loss) from continuing operations
 As reported                                   1,158,822      (135,422)     1,262,031      (376,780)   (2,794,752)
 As restated                                   1,294,342       (49,733)     1,438,051      (136,030)   (1,113,749)

Net loss from discontinued operations
 As reported                                    (408,280)     (138,795)      (551,284)     (487,277)   (2,189,152)
 As restated                                    (541,726)     (224,484)      (725,230)     (728,027)   (3,868,081)

Net income (loss)
 As reported                                     750,542      (274,217)       710,747      (864,057)   (4,983,904)
 As restated                                     752,616      (274,217)       712,821      (864,057)   (4,981,830)

There was no affect on basic or diluted loss per share.

The balance sheet at June 30, 2006 has been restated as follows:

                                                          As             As
                                                       Reported       Restated
                                                      ----------     ----------
Total liabilities                                      7,365,009      6,611,705
Minority interest                                        495,704        493,630
Additional paid-in capital                            28,130,866     28,884,170
Deficit accumulated during the development stage      (4,983,904)    (4,981,830)

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $4,981,830 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $2,497,806 at June 30, 2006 and have a stockholders' deficiency of $7,104,137 at June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

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

The note is accounted for as convertible debt in the accompanying consolidated balance sheet and the embedded conversion option has not been accounted for as a separate derivative

On July 10 2006, Mr. Mot converted the outstanding principal and interest under the Convertible Note into shares of our Preferred Stock. (See Note A).


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

Operating losses from continuing operations decreased from $49,733 for the three months ended June 30, 2005 to $48,172 for the three months ended June 30, 2006. The decrease of $1,561 was the result of slight reduction in general and administrative expenses.

We also recorded net other income of $1,342,514 in 2006, with no comparable items in 2005. This other income consists of the non-cash gain in change of fair value of the warrant liability of $1,361,347, partially offset by interest expense of $18,833.

Loss from discontinued operations was $541,726 for the three months ended June 30, 2006 and $224,484 for the three months ended June 30, 2005. The discontinued operations reflect the operations of our Plastinum subsidiary, which will no longer be a part of our operations subsequent to the spin-off described previously.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Operating losses from continuing operations decreased from $136,030 for the six months ended June 30, 2005 to $130,609 for the six months ended June 30, 2006. The decrease of $5,421 was the result of a slight reduction in general and administrative expenses.

We also recorded net other income of $1,568,660 in 2006, with no comparable items in 2005. This other income consists of the non-cash gain in change of fair value of the warrant liability of $1,606,326, partially offset by interest expense of $37,666.

Loss from discontinued operations was $725,230 for the six months ended June 30, 2006 and $728,027 for the six months ended June 30, 2005. The discontinued operations reflect the operations of our Plastinum subsidiary, which will no longer be a part of our operations subsequent to the spin-off described previously.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had a deficiency in working capital of $2,497,806. For the six months ended June 30, 2006, we generated a net cash flow deficit from operating activities of $755,465 consisting primarily of net income of $712,821, adjusted for a net change in liabilities of $144,910 and non-cash financial income of $1,606,326 related to the change in fair value of our warrant liability. We have funded our operations through the sale of our common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

                                        November 30, 2006