Form 10KSB/A
period 2005-12-31
NEW GENERATION HOLDINGS INC
filed 2007-01-19
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 3
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

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A (“Amendment No. 3”) amends the Annual Report of New Generation Holdings, Inc. (the “Company”) on Form 10-KSB for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on April 11, 2006 (the “Original Filing”). This Amendment No.  3 is being filed for the purpose of correcting errors in accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

As of December 31, 2005, our management carried out an evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act.

As previously disclosed in a Current Report on Form 8-K , which we filed on November 15, 2006 and as described in our Explanatory Note to this Form 10-K/A and Note E to our accompanying consolidated financial statements, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the “Commission”), we determined that accounting errors were made in connection with accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity. As a result, we have determined, as of December 31, 2005, that our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of December 31, 2005 and 2004 and the years then ended and the period April 7, 2003 (date of inception as a development state) through December 31, 2005.

Subsequent to the date of the financial statements, we implemented the following remedial measures to address the identified material weaknesses.

•	We reviewed all convertible securities to identify any securities that may have embedded beneficial conversion features

•
We have improved the supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and procedures applicable to the accounting and disclosure of convertible securities.

Changes in Disclosure Controls and Procedures

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on January 5, 2007 by the following persons in the capacities indicated:

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