Form 10QSB/A
period 2006-03-31
NEW GENERATION HOLDINGS INC
filed 2007-01-19
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB/A
                                 Amendment No. 3

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

            CERTIFICATES

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 3 on Form 10-QSB/A ("Amendment No. 3") amends the Current Report of New Generation Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 11, 2006 (the "Original Filing"). This Amendment No. 3 is being filed for the purpose of correcting errors in accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity.

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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                                                                                 Cumulative Period
                                                                                                from April 7, 2003
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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                Cumulative Period
                                                                                                               from April 7, 2003
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of March 31, 2006, our management carried out an evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act.

As previously disclosed in a Current Report on Form 8-K, which we filed on November 15, 2006, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the "Commission"), we determined that accounting errors were made in connection with accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity. As a result, we have determined, as of March 31, 2006, that our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our condensed consolidated financial statements as of March 31, 2006 and 2005 and the three months then ended and the period April 7, 2003 (date of inception as a development state) through March 31, 2006.

Subsequent to the date of the financial statements, we implemented the following remedial measures to address the identified material weaknesses.

      o We reviewed all convertible securities to identify any securities that may have embedded beneficial conversion features

      o We have improved the supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and procedures applicable to the accounting and disclosure of convertible securities.

Changes in Disclosure Controls and Procedures

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                     January 5, 2007