Form 10QSB/A
period 2006-06-30
NEW GENERATION HOLDINGS INC
filed 2007-01-19
CIK 1024605

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

ITEM 6      EXHIBITS

            SIGNATURES

            CERTIFICATES

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

This Amendment No. 2 on Form 10-QSB/A ("Amendment No. 2") amends the Current Report of New Generation Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 14, 2006 (the "Original Filing") and as amended on November 30, 2006. This Amendment No. 2 is being filed for the purpose of correcting the presentation of our Plastinum operations as discontinued operations. The Plastinum operations are now presented as a part of continuing operations.

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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (Unaudited)
                                   (Restated)

                                                                                                           Cumulative Period
                                                                                                           from April 7, 2003
                                                                                                           (Reestablishment of
                                                                                                           Development Stage
                                                                                                              Company) to
                                                Three months ended June 30,    Six months ended June 30,       June 30,
                                                    2006          2005           2006           2005              2006
                                                ------------   -----------    -----------    -----------   -------------------
                                                 (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)       (Unaudited)

Operating expenses:
  General and administrative expenses           $    363,975    $    242,248   $   610,120   $    629,746   $  3,621,395
  Depreciation and amortization                           --              --            --             --        107,790
  Research and development                           232,793          31,969       252,589        234,311      1,147,194
                                                ------------    ------------   -----------   ------------   ------------

Loss from operations before
  other income (expense)                            (596,768)       (274,217)     (862,709)      (864,057)    (4,876,379)

Change in value of warrant liability               1,361,347              --     1,606,326             --        683,649
Interest expense                                     (18,833)             --       (37,666)            --       (795,970)
Loss allocable to minority interest                    6,870              --         6,870             --          6,870
                                                ------------    ------------   -----------   ------------   ------------

Income (loss) from operations
  before provision for income taxes                  752,616        (274,217)      712,821       (864,057)    (4,981,830)

Provision for income taxes                                --              --            --             --             --
                                                ------------    ------------   -----------   ------------   ------------
Net income (loss)                               $    752,616    $   (274,217)  $   712,821   $   (864,057)  $ (4,981,830)
                                                ============    ============   ===========   ============   ===========


Net earnings (loss) per common share, basic     $       0.02    $      (0.01)  $      0.02   $      (0.03)
                                                ============    ============   ===========   ============
Net earnings (loss) per common share, diluted   $       0.02    $      (0.01)  $      0.01   $      (0.03)
                                                ============    ============   ===========   ============

Weighted average shares outstanding, basic        48,428,670      32,345,510    47,507,676     29,807,676
Weighted average shares outstanding, diluted      50,000,000      32,345,510    50,000,000     29,807,676

Comprehensive loss:
  Net income (loss)                             $    752,616    $   (274,217)  $   712,821   $   (864,057)
  Foreign currency translation (loss) gain            (1,122)         (1,406)       (3,713)        19,166
                                                ------------    ------------   -----------   ------------
Comprehensive income (loss)                     $    751,494    $   (275,623)  $   709,108   $   (844,891)
                                                ============    ============   ===========   ============


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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Restated)

                                                                                     Cumulative Period
                                                                                     from April 7, 2003
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

Restatement

The accompanying statement of operations has been restated to correct the following errors in the financial statements previously filed:

The Company has corrected the presentation of our Plastinum operations, which were originally presented as discontinued operations. The Plastinum operations are now presented as a part of continuing operations. The statement of operations has been restated as follows:

                                                       Three months ended June 30,     Six months ended September 30,
                                                            2006           2005             2006           2005          Cumulative
                                                        ---------       --------         ---------       --------        ----------
General and administrative:
  As reported                                              48,172         49,733           130,609        136,030         1,001,428
  As restated                                             363,975        242,248           610,120        629,746         3,621,395

Depreciation and amortization
  As reported                                                  --             --                --             --                --
  As restated                                                  --             --                --             --           107,790

Research and development
  As reported                                                  --             --                --             --                --
  As restated                                             232,793         31,969           252,589        234,311         1,147,194

Loss before other income (expense)
  As reported                                             (48,172)       (49,733)         (130,609)      (136,030)       (1,001,428)
  As restated                                            (596,768)      (274,217)         (862,709)      (864,057)       (4,876,379)

Loss attributable to minority interest
  As reported                                                  --             --                --             --                --
  As restated                                               6,870             --             6,870             --             6,870

Net income (loss) from continuing operations
  As reported                                           1,294,342        (49,733)        1,438,051       (136,030)       (1,113,749)
  As restated                                             752,616       (274,217)          712,821       (864,057)       (4,981,830)

Net loss from discontinued operations
  As reported                                            (541,726)      (224,484)         (725,230)      (728,027)       (3,868,081)
  As restated                                                  --             --                --             --                --

Net loss per share, continuing operations, basic
  As reported                                                0.03             --              0.03          (0.01)
  As restated                                                0.02          (0.01)             0.02          (0.03)

Net loss per share, continuing operations, diluted
  As reported                                                0.03             --              0.03          (0.01)
  As restated                                                0.02          (0.01)             0.01          (0.03)

Upon completion of the spin off of our Plastinum subsidiary, the Plastinum operations will be presented as discontinued operations. The losses from the Plastinum operations for the three months ended June 30, 2006 and 2005 were $541,726 and $224,484, respectively. The losses from the Plastinum operations for the six months ended June 30, 2006 and 2005 were $725,230 and $728,027, respectively. The losses from the Plastinum operations from April 7, 2003 (reestablishment of Development Stage Company) to June 30, 2006 were $3,868,081.

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

Since we do not have enough authorized shares available for the exercise or conversion of our dilutive securities, we have limited the denominator used in the calculation of diluted earnings per share to our authorized shares. If we were to include all dilutive securities the calculation, diluted earnings per share would be as follows:

                                             Three Months    Six Months
                                               Ended           Ended
                                            June 30, 2006   June 30, 2006
                                            -------------   -------------
Net income                                  $        0.01    $       0.01
                                            =============    ============
Weighted average shares outstanding           84,946,762       84,025,768

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

NOTE G - SUBSEQUENT EVENTS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

Operating losses increased from $274,217 for the three months ended June 30, 2005 to $596,768 for the three months ended June 30, 2006. The increase of $322,551 was the result of an increase in general and administrative expenses of $121,727 and an increase in research and development expenses of $200,824. The increase in general and administrative expense results primarily from increased professional fees and travel expenses. Increased research and development expenses are a direct result of increased spending in the current period as compared to 2005. We anticipate additional expenditures of approximately $100,000 for research and development for the remainder of 2006.

We also recorded net other income of $1,342,514 in 2006, with no comparable items in 2005. This other income consists of the non-cash gain in change of fair value of the warrant liability of $1,361,347, partially offset by interest expense of $18,833.

Upon completion of the spin off of our Plastinum subsidiary, the Plastinum operations will be presented as discontinued operations. The losses from the Plastinum operations for the three months ended June 30, 2006 and 2005 were $541,726 and $224,484, respectively.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

Operating losses decreased from $864,057 for the six months ended June 30, 2005 to $862,709 for the six months ended June 30, 2006. The decrease of $1,348 was the result of a decrease in general and administrative expenses of $19,626, partially offset by an increase in research and development expenses of $18,278.

We also recorded net other income of $1,568,660 in 2006, with no comparable items in 2005. This other income consists of the non-cash gain in change of fair value of the warrant liability of $1,606,326, partially offset by interest expense of $37,666.

Upon completion of the spin off of our Plastinum subsidiary, the Plastinum operations will be presented as discontinued operations. The losses from the Plastinum operations for the six months ended June 30, 2006 and 2005 were $725,230 and $728,027, respectively.

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

As of June 30, 2006, our management carried out an evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act.

As previously disclosed in a Current Report on Form 8-K , which we filed on November 15, 2006 and as described in our Explanatory Note to this Form 10-K/A and Note E to our accompanying consolidated financial statements, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the "Commission"), we determined that accounting errors were made in connection with accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity. In addition, based on further discussions with the staff on January 5, 2007, we have now determined that our representations of our Plastinum operations as discontinued operations was not correct. As a result, we have determined, as of June 30, 2006, that our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of December 31, 2005 and 2004 and the years then ended and the period April 7, 2003 (date of inception as a development state) through December 31, 2005 as well as our consolidated financial statements as of September 30, 2006 and June 30,2006.

Subsequent to the date of the financial statements, we implemented the following remedial measures to address the identified material weaknesses.

      o We reviewed all convertible securities to identify any securities that may have embedded beneficial conversion features

      o We have improved the supervision and training of our accounting staff to understand and implement applicable o accounting requirements, policies and procedures applicable to the accounting and disclosure of convertible securities.

Changes in Disclosure Controls and Procedures

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                        January _, 2007