Form 10QSB/A
period 2006-09-30
NEW GENERATION HOLDINGS INC
filed 2007-01-19
CIK 1024605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                 Amendment No. 1

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                 THE SECURITIES EXCHANGE ACT OF 1934


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

          CERTIFICATIONS

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A ("Amendment No. 1") amends the Current Report of New Generation Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 20, 2006 (the "Original Filing"). This Amendment No. 1 is being filed for the purpose of correcting the presentation of our Plastinum operations, which were originally presented as discontinued operations. The Plastinum operations are now presented as a part of continuing operations.

We have not updated the information contained herein for events occurring subsequent to November 20, 2006, the filing date of the Original Filing.

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

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)
                                   (Restated)

Assets
Current assets:
  Cash                                                         $     47,088
                                                               ------------
Total assets                                                   $     47,088
                                                               ============
Liabilities and deficiency in stockholders' equity
Current liabilities:
Accounts payable and accrued expenses:                         $  1,338,806
Due to stockholder                                                  357,122
                                                               ------------
Total current liabilities                                         1,695,928
Warrant derivatives                                              10,220,995
Convertible notes payable, net of discount of $119,300              380,700
                                                               ------------
Total liabilities                                                12,297,623
                                                               ------------
Minority interest                                                   477,660
                                                               ------------
Deficiency in stockholders' equity:
Preferred stock, par value $.001 per share; 1,000,000 shares
  authorized, 528,630 shares issued and outstanding                     529
Common stock, par value $.001 per share; 50,000,000 shares
  authorized, 49,998,260 shares issued and outstanding               49,998
Additional paid-in capital                                       29,927,120
Other comprehensive income                                           25,256
Accumulated deficit prior to development stage                  (31,081,731)
Deficit accumulated during the development stage                (11,649,367)
                                                               ------------
Total deficiency in stockholders' equity                        (12,728,195)
                                                               ------------
Total liabilities and deficiency in stockholders' equity       $     47,088
                                                               ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (Unaudited)

                                   (Restated)

                                                                                                         Cumulative Period
                                                                                                         from April 7, 2003
                                                                                                        (Reestablishment of
                                                                                                         Development Stage
                                                    Three months ended          Nine months ended           Company) to
                                                      September 30,               September 30,            September 30,
                                                    2006          2005          2006          2005              2006
                                                -----------   -----------   -----------   -----------   -------------------
                                                (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)       (Unaudited)
Operating expenses:
  General and administrative expenses           $   517,947   $   299,046   $ 1,128,067   $   924,275   $  4,142,905
  Depreciation and amortization                          --            --            --            --        107,790
  Research and development                           40,095       392,582       292,684       631,410      1,183,726
                                                -----------   -----------   -----------   -----------   ------------
Loss from operations before
  other income (expense)                           (558,042)     (691,628)   (1,420,751)   (1,555,685)    (5,434,421)
Change in value of warrant liability             (6,108,294)     (857,415)   (4,501,968)     (857,415)    (5,424,645)
Interest expense                                    (17,171)           --       (54,837)           --       (813,141)
Loss allocable to minority interest                  15,970            --        22,840            --         22,840
                                                -----------   -----------   -----------   -----------   ------------
Loss from operations
  before provision for income taxes              (6,667,537)   (1,549,043)   (5,954,716)   (2,413,100)   (11,649,367)
Provision for income taxes                               --            --            --            --             --
                                                -----------   -----------   -----------   -----------   ------------
Net loss                                         (6,667,537)   (1,549,043)   (5,954,716)   (2,413,100)   (11,649,367)
                                                ===========   ===========   ===========   ===========   ============
Net loss per common share, basic and diluted:   $     (0.13)  $     (0.04)  $     (0.12)       $(0.07)
                                                ===========   ===========   ===========   ===========
Weighted average shares outstanding, basic
  and diluted                                    49,998,260    36,444,177    48,346,994    32,575,398
Comprehensive loss:
  Net loss                                      $(6,667,537)  $(1,549,043)  $(5,954,716)  $(2,413,100)
  Foreign currency translation (loss) gain               --        10,030        (3,713)       29,196
                                                -----------   -----------   -----------   -----------
Comprehensive loss                              $(6,667,537)  $(1,539,013)  $(5,958,429)  $(2,383,904)
                                                ===========   ===========   ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                       Preferred Stock          Common Stock        Additional     Common
                                     -------------------   ----------------------     Paid-in       Stock
                                      Shares   Par value     Shares     Par value     Capital     Subscribed
                                     -------   ---------   ----------   ---------   -----------   ----------
Balance, December 31, 2002                --      $ --     21,056,690    $21,059    $29,636,051    $      --
Disposition of previously
  controlled wholly and majority
  owned subsidiaries, net                 --        --             --         --             --           --
                                     -------      ----     ----------    -------    -----------    ---------
Net loss from January 1, 2003 to
  April 7, 2003                           --        --             --         --             --           --
Balance, April 7, 2003                    --        --     21,056,690     21,059     29,636,051           --
Net loss                                  --        --             --         --             --           --
                                     -------      ----     ----------    -------    -----------    ---------
Balance, December 31, 2003                --        --     21,056,690     21,059     29,636,051           --
Sale of common stock                      --        --      6,500,120      6,500        643,514           --
Common stock subscribed                   --        --             --         --             --       54,600
Shares physically issued                  --        --             --         --             --           --
Currency translation adjustment           --        --             --         --             --           --
Net loss                                  --        --             --         --             --           --
                                     -------      ----     ----------    -------    -----------    ---------
Balance, December 31, 2004                --        --     27,556,810     27,559     30,279,565       54,600
Sale of common stock                      --        --     18,014,150     18,014      1,783,401           --
Warrants issued for services              --        --             --         --         21,100           --
Shares physically issued                  --        --        546,000        546         54,054      (54,600)
Common stock subscribed                   --        --             --         --             --      131,300
Beneficial conversion feature             --        --             --         --        753,304           --
Reclassification of warrants to
  liabilities                             --        --             --         --     (4,275,966)          --
Currency translation adjustment           --        --             --         --             --           --
Net loss                                  --        --             --         --             --           --
                                     -------      ----     ----------    -------    -----------    ---------
Balance, December 31, 2005                --        --     46,116,960     46,119     28,615,458      131,300
Shares physically issued
  (unaudited)                             --        --      1,313,000      1,313        129,987     (131,300)
Sale of common stock (unaudited)          --        --      2,568,300      2,566        254,264           --
Conversion of debt                   528,630       529             --         --        796,116           --
Warrants issued with debt                 --        --             --         --        126,700           --
Stock based compensation                  --        --             --         --        120,134           --
Reclassification of warrants to
  liabilities (unaudited)                 --        --             --         --       (792,426)          --
Reclassification of liabilities to
  warrants (unaudited)                    --        --             --         --        272,043           --
Subsidiary stock issued for
  accrued expenses                        --        --             --         --        404,844           --
Currency translation adjustment
  (unaudited)                             --        --             --         --             --           --
Net income (unaudited)                    --        --             --         --             --           --
                                     -------      ----     ----------    -------    -----------    ---------
Balance, September 30, 2006
  (unaudited)                        528,630       529     49,998,260    $49,998    $29,927,120    $      --
                                     =======      ====     ==========    =======    ===========    =========

                                         Accumulated Deficit
                                     ---------------------------
                                       Prior to        During          Other
                                      Development    Development   Comprehensive   Stockholders'
                                         Stage          Stage          Income        Deficiency
                                     ------------   ------------   -------------   -------------
Balance, December 31, 2002           $(34,634,693)  $         --      $    --      $ (4,977,583)
Disposition of previously
  controlled wholly and majority
  owned subsidiaries, net               3,882,801             --           --         3,882,801
Net loss from January 1, 2003 to
  April 7, 2003                          (329,839)            --           --          (329,839)
                                     ------------   ------------      -------      ------------
Balance, April 7, 2003                (31,081,731)            --           --        (1,424,621)
Net loss                                       --       (330,321)          --          (330,321)
                                     ------------   ------------      -------      ------------
Balance, December 31, 2003            (31,081,731)      (330,321)          --        (1,754,942)
Sale of common stock                           --             --           --           650,014
Common stock subscribed                        --             --           --            54,600
Shares physically issued                       --             --           --                --
Currency translation adjustment                --             --       14,383            14,383
Net loss                                       --       (620,770)          --          (620,770)
                                     ------------   ------------      -------      ------------
Balance, December 31, 2004            (31,081,731)      (951,091)      14,383        (1,656,715)
Sale of common stock                           --             --           --         1,801,415
Warrants issued for services                   --             --           --            21,100
Shares physically issued                       --             --           --                --
Common stock subscribed                        --             --           --           131,300
Beneficial conversion feature                  --             --           --           753,304
Reclassification of warrants to
  liabilities                                  --             --           --        (4,275,966)
Currency translation adjustment                --             --       14,586            14,586
Net loss                                       --     (4,743,560)          --        (4,743,560)
                                     ------------   ------------      -------      ------------
Balance, December 31, 2005            (31,081,731)    (5,694,651)      28,969        (7,954,536)
Shares physically issued
  (unaudited)                                  --             --           --                --
Sale of common stock (unaudited)               --             --           --           256,830
Conversion of debt                             --             --           --           796,645
Warrants issued with debt                      --             --           --           126,700
Stock based compensation                       --             --           --           120,134
Reclassification of warrants to
  liabilities (unaudited)                      --             --           --          (792,426)
Reclassification of liabilities to
  warrants (unaudited)                         --             --           --           272,043
Subsidiary stock issued for
  accrued expenses                             --             --           --           404,844
Currency translation adjustment
  (unaudited)                                  --             --       (3,713)           (3,713)
Net income (unaudited)                         --     (5,954,716)          --        (5,954,716)
                                     ------------   ------------      -------      ------------
Balance, September 30, 2006
  (unaudited)                        $(31,081,731)  $(11,649,367)     $25,256      $(12,728,195)
                                     ============   ============      =======      ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          NEW GENERATION HOLDINGS, INC.
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Cumulative Period
                                                                        from April 7, 2003
                                                                       (Reestablishment of
                                               Nine months ended         Development Stage
                                                 September 30,             Company) to
                                           -------------------------      September 30,
                                               2006          2005              2006
                                           -----------   -----------   -------------------
                                           (Unaudited)   (Unaudited)       (Unaudited)
Cash flows from operating activities:
Net loss                                   $(5,954,716)  $(2,413,100)     $(11,649,367)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Warrants issued for services                      --        21,100            21,100
  Stock based compensation                     120,134            --           120,134
  Amortization of debt discount                  7,400            --           760,704
  Change in value of warrant liability       4,501,968       857,415         5,424,645
  Interest converted to preferred stock         43,341
  Depreciation                                      --            --           107,790
  Loss attributed to minority interest         (22,840)           --           (22,840)
Increase (decrease) in liabilities:
  Accounts payable                             (52,213)       (5,216)        1,217,560
                                           -----------   -----------      ------------
Cash used in operating activities           (1,356,926)   (1,539,801)       (4,020,274)
                                           -----------   -----------      ------------
Cash flows from financing activities:
Advances from stockholder                      147,351            --           147,351
Proceeds from sale of convertible notes        500,000            --           500,000
Proceeds from sale of common stock             757,430     1,652,115         3,394,755
                                           -----------   -----------      ------------
Cash provided by financing activities        1,404,781     1,652,115         4,042,106
                                           -----------   -----------      ------------
Effect of exchange rate changes on cash         (3,713)       29,196            25,256
                                           -----------   -----------      ------------
Net increase in cash                            44,142       141,510            47,088
Cash, beginning of period                        2,946         6,555                --
                                           -----------   -----------      ------------
Cash, end of period                        $    47,088   $   148,065      $     47,088
                                           ===========   ===========      ============

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

RESTATEMENT

The accompanying balance sheet as of September 30, 2006 and the accompanying statement of operations have been restated to correct the presentation of our Plastinum operations, which were originally presented as discontinued operations. The Plastinum operations are now presented as a part of continuing operations.

The statement of operations has been restated as follows:

                                               Three months ended        Nine months ended
                                                 September 30,             September 30,
                                            -----------------------   -----------------------
                                               2006         2005         2006         2005       Cumulative
                                            ----------   ----------   ----------   ----------   -----------
General and administrative:
  As reported                                       80       59,944      130,689      195,974     1,001,508
  As restated                                  517,947      299,046    1,128,067      924,275     4,142,905
Depreciation and amortization
  As reported                                       --           --           --           --            --
  As restated                                       --           --           --           --       107,790
Research and development
  As reported                                       --           --           --           --            --
  As restated                                   40,095      392,582      292,684      631,410     1,183,726
Loss before other income (expense)
  As reported                                      (80)     (59,944)    (130,689)    (195,974)   (1,001,508)
  As restated                                 (558,042)    (691,628)  (1,420,751)  (1,555,685)   (5,434,421)
Interest expense
  As reported                                     (675)          --      (38,341)          --      (796,645)
  As restated                                  (17,171)          --      (54,837)          --      (813,141)
Loss attributable to minority interest
  As reported                                       --           --           --           --            --
  As restated                                   15,970           --       22,840           --        22,840
Net loss from continuing operations
  As reported                               (6,109,049)    (917,359)  (4,670,998)  (1,053,389)   (7,222,798)
  As restated                               (6,667,537)  (1,549,043)  (5,954,716)  (2,413,100)  (11,649,367)
Net loss from discontinued operations
  As reported                                 (558,488)    (631,684)  (1,283,718)  (1,359,711)   (4,426,569)
  As restated                                       --           --           --           --            --
Net loss per share, continuing operations
  As reported                                    (0.12)       (0.03)       (0.10)       (0.03)
  As restated                                    (0.13)       (0.04)       (0.12)       (0.07)

The balance sheet at September 30, 2006 has been restated as follows:

                                                         As Reported   As Restated
                                                         -----------   -----------
Cash                                                             13        47,088
Cash - discontinued operations                               47,075            --
Accounts payable and accrued expenses                     1,295,275     1,338,806
Due to stockholder                                          207,429       357,122
Net current liabilities of discontinued operations          193,224            --
Convertible notes payable                                        --       380,700
Net non-current liabilities of discontinued operations      380,700            --

Upon completion of the spin off of our Plastinum subsidiary, the Plastinum operations will be presented as discontinued operations. The losses from the Plastinum operations for the three months ended September 30, 2006 and 2005 were $558,488 and $631,684, respectively. The losses from the Plastinum operations for the nine months ended September 30, 2006 and 2005 were $1,283,718 and $1,359,711, respectively. The losses from the Plastinum operations from April 7, 2003 (reestablishment of Development Stage Company) to September 30, 2006 were $4,426,569.

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

Our president has also purchased $200,000 of the Plastinum convertible notes described in Note G.

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

NOTE G - PLASTINUM CONVERTIBLE NOTES PAYABLE

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Operating losses decreased from $691,628 for the three months ended September 30, 2005 to $558,042 for the three months ended September 30, 2006. The decrease of $133,586 was the result of a decrease in research and development expenses of $352,487, partially offset by an increase in general and administrative expenses of $218,901. The increase in general and administrative expense results primarily from increased professional fees and travel expenses, along with stock based compensation expense of $120,134 in 2006, with no comparable expense in 2005. Decreased research and development expenses are a direct result of decreased spending in the current period as compared to 2005. We anticipate additional expenditures of approximately $50,000 for research and development for the remainder of 2006.

We also recorded net other financing expense of $6,125,465 in 2006, with an expense of $857,415 in 2005. This other expense consists primarily of the non-cash charge of $6,108,294 for the change in fair value of the warrant liability.

Upon completion of the spin off of our Plastinum subsidiary, the Plastinum operations will be presented as discontinued operations. The losses from the Plastinum operations for the three months ended September 30, 2006 and 2005 were $558,488 and $631,684, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Operating losses decreased from $1,555,685 for the nine months ended September 30, 2005 to $1,420,751 for the nine months ended September 30, 2006. The decrease of $134,934 was the result of a decrease in research and development expenses of $338,726, partially offset by an increase in general and administrative expenses of $203,792. The increase in general and administrative expense results primarily from increased professional fees and travel expenses, along with stock based compensation expense of $120,134 in 2006, with no comparable expense in 2005. Decreased research and development expenses are a direct result of decreased spending in the current period as compared to 2005. We anticipate additional expenditures of approximately $50,000 for research and development for the remainder of 2006.

We also recorded net other financing expense of $4,556,805 in 2006, with an expense of $857,415 in 2005. This other expense consists primarily of the non-cash charge of $4,501,968 for the change in fair value of the warrant liability.

Upon completion of the spin off of our Plastinum subsidiary, the Plastinum operations will be presented as discontinued operations. The losses from the Plastinum operations for the nine months ended September 30, 2006 and 2005 were $1,283,718 and $1,359,711, respectively.

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

As of September 30, 2006, our management carried out an evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act.

As previously disclosed in a Current Report on Form 8-K , which we filed on November 15, 2006 and as described in our Explanatory Note to this Form 10-K/A and Note E to our accompanying consolidated financial statements, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the "Commission"), we determined that accounting errors were made in connection with accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity. In addition, based on further discussions with the staff on January 5, 2007, we have now determined that our presentations of our Plastinum operation as discontinued operations was not correct. As a result, we have determined, as of September 30, 2006, that our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of December 31, 2005 and 2004 and the years then ended and the period April 7, 2003 (date of inception as a development state) through December 31, 2005 as well as our consolidated financial statements as of September 30, 2006 and June 30, 2006

Subsequent to the date of the financial statements, we implemented the following remedial measures to address the identified material weaknesses.

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

Changes in Disclosure Controls and Procedures

      There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

(b) None

(c) ISSUER PURCHASES OF EQUITY SECURITIES

                                            (b)                 (c)                               (d)
                           (a)            Average     Total Number of Shares (or     Maximum Number (or Approximate
                     Total Number of    Price Paid   Units) Purchased as Part of   Dollar Value) of Shares (or Units)
                    Shares (or Units)    per Share   Publicly Announced Plans or     that May Yet Be Purchased Under
   Period               Purchased)       (or Unit)           Programs (1)               the Plans or Programs (1)
-----------------   -----------------   ----------   ---------------------------   ----------------------------------
04/01/06-04/31/06           0              $0                    0                                 0
05/01/06-05/28/06           0              $0                    0                                 0
06/01/06-06/31/06           0              $0                    0                                 0

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

                                        NEW GENERATION HOLDINGS, INC.


                                        /s/ Jacques Mot
                                        -------------------------------------
                                        Jacques Mot
                                        President and Chief Executive Officer
                                        January __, 2006