Form 10KSB
period 2006-12-31
NEW GENERATION HOLDINGS INC
filed 2007-03-06
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes  ☐ No

The issuer's consolidated revenues from continuing operations for the year ended December 31, 2006 were $0.

As of February 21, 2007, the issuer had 88,670,336 shares of Common Stock, par value $0.001 per share, outstanding. The aggregate value of the common stock of the Company held by non-affiliates as of February 21, 2007 was approximately $22,135,350.

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

ITEM 1. DESCRIPTION OF BUSINESS.

New Generation Holdings, Inc. ("we," "us," "NGH", “our” or the "Company") is a Delaware corporation founded in 1999.

RECENT DEVELOPMENT - SPIN OFF OF PLASTINUM CORP.

At December 31, 2006, the Company’s sole business operations consisted of the business conducted through its approximately 94% owned subsidiary, Plastinum Corp. (“Plastinum”).

EFFECTIVE FEBRUARY 20, 2007, THE COMPANY “SPUN OFF” PLASTINUM TO ITS STOCKHOLDERS AND NOW NO LONGER OWNS ANY INTEREST IN PLASTINUM OR THE PLASTINUM BUSINESS DISCUSSED HEREIN, CURRENTLY HAS NO BUSINESS OPERATIONS AND IS A "SHELL" COMPANY WITH NO MATERIALS ASSETS.

The spin off of Plastinum is discussed in greater detail under the heading “PLASTINUM SPIN OFF” below.

COMPANY HISTORY

Our shares were publicly traded on the Nasdaq OTC:BB under the symbol "NGPX" until May 23, 2003 at which time our shares were delisted from the OTC:BB as a result of our failure to timely file our Form 10-KSB for the year ended December 31, 2002. Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Since that time, we have raised limited funds which have enabled us to complete our public filings and to invest in research and development in an attempt to commercialize our plastic technology. As of January 23, 2006 and through the date of this filing, we have been current in our public filings.

 The Company had hoped to build shareholder value through the operation of two separate and distinct business focuses: (a) the expansion and operation of a mainframe computer software development business through our wholly owned subsidiary New Generation Partners, Inc.; and (b) the continued commercialization of our patented plastic processing technology through our subsidiary, Plastinum Corp. (formerly New Generation Plastic, Inc.). During the period December 2000 through February 2001, the Company acquired Minerva Softcare N.V., a company formed under the laws of the country of Belgium, and its wholly owned subsidiaries, Case Belgium N.V., Case Nederland B.V., and Case France S.A (the "Minerva Group"). The Minerva Group was an integrated technology infrastructure solutions provider, which specialized in developing and marketing data warehousing, life cycle management and data modeling platforms and solutions. The Minerva Group's operations were principally located in Belgium, with its other significant operations in France, the United Kingdom, and the Netherlands. Due to a lack of liquidity caused by declining sales and an overall downturn in worldwide demand for software, Minerva could no longer profitably sell its software. Minerva entered into a master license agreement with Ikan Finanz AG as of December 31, 2002 pursuant to which it licensed substantially all of its proprietary software in exchange for certain royalty payments upon sales made by Ikan or any sublicensee. Ikan also agreed to employ most of Minerva's then existing employees. Ikan failed to make any sales of Minerva software in the first quarter of 2003 and we were forced to cease Minerva's operations toward the end of the first quarter of 2003 culminating with a liquidation of Minerva Softcare N.V. under the bankruptcy laws of the Country of Belgium in April of 2003. At approximately the same time, we suspended all of our business operations due to a lack of liquidity and accordingly failed to timely file our annual report on Form 10-KSB for the year ended December 31, 2002 and all subsequent quarterly and annual reports prior to the Form 10-KSB for the year ended December 31, 2005. We have since raised limited funds and filed our annual reports for the years ended December 31, 2002 through December 31, 2005 and all of our quarterly reports through and including the period ended September 30, 2006, and we are now current in our filings.

PLASTINUM

As discussed below under the heading of “Plastinum Spin Off”, at December 31, 2006 the Company owned approximately 94% of the issued and outstanding equity of Plastinum. On February 20, 2007, the Company effected the spin off of all of its ownership interest in Plastinum to the Company’s stockholders of record as of December 29, 2006 and the Company no longer owns any interest in Plastinum or the Plastinum business.

Plastinum Business

THE DISCUSSION BELOW REFLECTS THE FACT THAT THE COMPANY OWNED APPROXIMATELY 94% OF PLASTINUM AT DECEMBER 31. 2006, BUT SHOULD BE READ WITH CAUTION AS THE COMPANY NO LONGER OWNS ANY INTEREST IN PLASTINUM OR THE PLASTINUM BUSINESS. For additional information about Plastinum, please see the public filings of Plastinum made with the Securities and Exchange Commission.

Plastinum owns and develops a patented and proprietary plastic blending technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. The uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry, from the recycling of plastic electronic scrap to the creation of new thermo plastic compounds.

The core of the Plastinum technology consists of an ultra high speed shearing chamber that creates in situ compatibilization of otherwise non-compatible polymers, resulting in a continuous mix that offers similar properties as virgin polymers. The process has the ability to mix multiple non-compatible polymers and create new, blended compounds that can be used as ingredients in conventional plastic manufacturing processes.

Focusing on the current WEEE (Waste Electrical and Electronic Equipment) EU legislation, Plastinum has specifically targeted the mixed plastic computer scrap sector for the launch of Plastinum’s first commercial-size plant. Currently, in this sector, plastic recycling technologies rely on sorting and separating the different plastics by type of polymer prior to recycling. This whole process is inefficient and expensive; hence most plastic is dumped in landfills or incinerated with troublesome ecological implications.

Plastinum believes that its blending technology is unique and can add value, particularly in this sector, since it can treat various types of plastic scrap, and it does not require separation or chemical additives. More importantly, Plastinum believes that the process is environmentally friendly and can be undertaken on economically viable terms. Plastinum believes that the cost to manufacturers or other users of Plastinum’s recycled plastic compound will be lower than virgin ABS cost.

Plastinum is currently in the process of implementing its business plan and expects to open its first pilot plant in The Netherlands. This plant will be Plastinum’s showcase for the recycling of plastic waste coming from the WEEE sector. Plastinum has rented a building, effective October 1, 2006, and Plastinum’s equipment has been moved to this location. Labor is being recruited and the plastic waste supply is being secured. We have identified contractors to assist in the construction of the plant for processing computer scrap. The plant will be located in the EMMTEC Industry & Business Park, Emmen, The Netherlands. Initial plant development commenced November 1, 2006. The anticipated cost of acquiring and outfitting the plant is $150,000, of which approximately $50,000 had been spent as of December 31, 2006. This amount has been funded and is anticipated to continue to be funded with the proceeds of the $500,000 Convertible Promissory Notes issued by Plastinum in July 2006 and working capital advances from Plastinum’s President and CEO.

Plastinum is currently discussing various possibilities for the acquisition of source materials with interested parties in the EU as well as in the US and Asia. The potential acquisition strategies would involve either profit sharing collaboration or the straight purchase of source materials. Plastinum has not yet reached agreement with any such parties.

In the EU, it is anticipated that source materials will be purchased from specific sources. Plastinum is currently being assisted by two separate waste consulting and trading companies, both located in The Netherlands. Both companies have preliminarily indicated that they will assist in the organization of the supply of plastic eWaste and/or sale of the finished products. Terms are being negotiated but these companies understand that if Plastinum reaches agreement with them, Plastinum intends to pay them based on sales of the Plastinum products.

In the US, a source has been found to secure a supply for a total of 7,500 tons of plastic eWaste annually. Plastinum has made a proposal for exclusive delivery of the source material needed. Plastinum is awaiting a response, which is expected before the end of the first quarter of 2007.

Plastinum has a research agreement in place with Polymer Service Center B.V. Groningen (“Polymer”) in The Netherlands. Polymer is commissioned to accelerate the development and commercialization of Plastinum’s technology.

Plastinum recently expanded the research objectives of the Polymer agreement. The expanded research objectives are to:

•	demonstrate the improved performance of the Plastinum technology relative to conventional blending equipment;
•	demonstrate the commercial potential of the Plastinum technology by processing several readily available mixed plastic waste streams and innovative blends from virgin materials; and
•	gain process understanding to predict material properties and develop quality control software in commercial machines.

The initial agreement with Polymer involved the fine tuning of the Plastinum process. The initial estimate of the cost for this work was approximately $28,000 and a total of approximately $34,000 has been paid. No further payments are anticipated under the initial contract. Plastinum has incurred approximately $63,000 of additional costs under the expanded agreement, of which $13,000 has been paid.

The strategies for commercial implementation of the Plastinum technology range from stand-alone plants, as stated above, to units integrated within an existing plastic processing facility, to licensing arrangements with potential joint-venture partners.

Plastinum Competition

Plastinum’s major competitors consist of companies that purchase mixed plastic waste in order to separate and regrind, which entails a different process from Plastinum’s blending process. The separation process is complex and may result in a large loss of material, which makes that process more costly than Plastinum’s blending process. Therefore, Plastinum believes that its main competition will be for the acquisition of eWaste materials.

Plastinum Patents

The Plastinum Process is currently protected by U.S. Patent Number 6,107,400 and European Patent Number 92907183.5-2307.

PLASTINUM SPIN OFF

At December 31, 2006, the Company owned approximately 94% of the issued and outstanding equity securities of Plastinum. On January 31, 2007, the Company filed definitive proxy materials (after having originally filed preliminary proxy materials on July 12, 2006) with the SEC for the purpose of, among other things, electing directors, selecting the Company's independent auditors and approving a pro rata distribution (or "spin off") of Plastinum to our stockholders of record as of December 29, 2006 whereby the stockholders of the Company would receive one share of Plastinum common stock for each share of NGH common stock the stockholder owned. On February 16, 2007, a meeting of the Company’s stockholders was held where all of the matters to be voted upon as set forth in the definitive proxy materials were approved and/or ratified. The spin-off of Plastinum was thereafter effected on February 20, 2007 and the Company no longer owns any interest in Plastinum or the Plastinum business discussed herein and currently has no business operations.

RESEARCH AND DEVELOPMENT

In 2005, NGH spent approximately $715,000 on research and development of the Plastinum technology. In 2006, NGH spent approximately $719,000 on research and development of the Plastinum technology. Through December 31, 2006, NGH has spent approximately $1,614,000 on research and development of the Plastinum technology. Plastinum anticipates expending approximately $500,000 towards research and development activities during the next twelve months in connection with the continued development of the Plastinum technology.

NUMBER OF EMPLOYEES

As of December 31, 2006, the Company, including Plastinum, had five employees, Jacques Mot, our Chief Executive Officer, Patrick Sulzer, our Chief Operating Officer, and three Plastinum plant employees in The Netherlands. As of today, the Company has two employees. We also use independent contractors to fulfill various research and development and administrative functions.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

Neither NGH nor Plastinum currently has costs associated with compliance with environmental laws or regulations; however there can be no assurance that such costs will not be incurred in future to the extent the Plastinum technology is exploited.

DEPENDENCE ON KEY CUSTOMERS; MAJOR SUPPLIERS

Neither NGH nor Plastinum as yet have any customers or suppliers and are therefore not dependent on any customer or supplier.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

We have a month to month oral lease for approximately 150 square feet of office space located at 14, Rue du Rhône CH-1204, Geneva, Switzerland.

We also pay approximately $430 per month for use of a conference room, on an as needed basis, at 245 Park Avenue, New York, NY.

Plastinum leases its plant in The Netherlands pursuant to a one year lease with an annual rental of approximately $43,000.

ITEM 3. LEGAL PROCEEDINGS.

The Company may become subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse affect on its financial position, results of operations or liquidity. We are a defendant in certain actions brought by certain of our creditors which we have accrued as liabilities on our financial statements. Except for such actions, as of December 31, 2006, we are not a party to any legal proceedings or claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our business went completely dormant in the beginning of 2003 due to a lack of liquidity and we did not have sufficient resources to make our public filings. Since that time, we have raised limited funds which have enabled us to complete our public filings and to invest in research and development in an attempt to commercialize our plastic technology. Our independent auditors have since completed audits for the years ended December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005 and we have been current in our public filings since January 23, 2006. Commencing on May 23, 2003 our shares were delisted from the OTC Bulletin Board based upon our failure to timely file our annual report on Form 10-KSB for the year ended December 31, 2002 and prices for our common stock were quoted on the “pink sheets” until June 12, 2006 when our shares were relisted on the OTC Bulletin Board. The following table sets forth for the periods indicated the high and low bid quotations for our common stock for the period from January 1, 2005 through December 31, 2006. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
4th Quarter 2006, ended 12/31/06	$0.75	$0.50
3rd Quarter 2006, ended 9/30/06	$0.57	$0.26
2nd Quarter 2006, ended 6/30/06	$0.31	$0.26
1st Quarter 2006, ended 3/31/06	$0.32	$0.20
4th Quarter 2005, ended 12/31/05	$0.34	$0.30
3rd Quarter 2005, ended 9/30/05	$0.38	$0.17
2nd Quarter 2005, ended 6/30/05	$0.23	$0.14
1st Quarter 2005, ended 3/31/05	$0.24	$0.17

HOLDERS

There were 172 stockholders of record of our common stock as of December 31, 2006.

DIVIDEND POLICY

We have not paid any dividends since our inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2006, we sold a total of 2,568,300 shares of our common stock and warrants to purchase an additional 2,568,300 shares of our common stock to non-U.S. investors in reliance upon Regulation S. The warrants have an exercise price of $0.35 per share and expire three years from the date of issuance.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases by us and our affiliated purchasers during the year ended December 31, 2006 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	(a) Total Number of Shares (or Units) Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/01/06-10/31/06	0	$0	0	0
11/01/06-11/30/06	0	$0	0	0
12/01/06-12/30/06	0	$0	0	0

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Statements included in this Plan of Operations, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

Going Concern

On February 20, 2007, the Company effected the spin off of its Plastinum subsidiary as detailed under “RECENT DEVELOPMENTS - Plastinum Spin Off”. Consequently, we currently have no operating business and no assets. At present, we have insufficient capital on hand to fund our operations through 2007. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report. THE FOLLOWING SHOULD BE READ WITH CAUTION AS ON FEBRUARY 20, 2007, THE COMPANY EFFECTED THE SPIN OFF OF ITS PLASTINUM SUBSIDIARY AS DETAILED UNDER “RECENT DEVELOPMENTS - PLASTINUM SPIN OFF”. CONSEQUENTLY, WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN PLASTINUM AND NO OPERATING BUSINESS AND ARE A “SHELL” COMPANY WITH NO MATERIAL ASSETS.

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

Despite the state of the market, NGH attempted to make a private placement during May, June and July of 2002 through the investment-banking firm M.H. Meyerson (MHM) in New York. The purpose was to raise US $5,500,000, in order to refinance New Generation Partners Inc., and its subsidiary Minerva Softcare NV/SA (Minerva) as well as building the first Plastinum eWaste factory. MHM failed in its efforts and NGH decided to terminate them in the fall of 2002. Thereafter, NGH decided to focus on developing industrial and personal relationships with alternative finance strategies.

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

At December 31, 2006, we were pursuing a new business plan related to Plastinum and the Plastinum Process described below and were considered to be in the development stage as defined by  SFAS No. 7, “ Accounting and reporting by Development Stage Enterprises”.

Plastinum and the Plastinum Process

Plastinum owns and is developing patented and proprietary plastic blending technology, whereby various kinds of plastic can be mixed without the use of expensive chemical additives. We believe that the uniqueness of this blending technology stems from its potential cost-effective applications in many fields of the plastic industry from the recycling of computer scrap to the creation of new thermo plastic compounds, and, in conjunction with saw dust, to the creation of new versions of wood plastic.

Plastinum’s mission is to commercialize the technology through applications in the virgin plastic markets (polymer alloys) and the plastic recycling sector (recycling of obsolete computer and other electronic equipment).

Plastinum believes its patented proprietary process, the Plastinum technology, is capable of producing homogeneous, commercially usable polymer end products from mixed virgin plastic and/or recycled waste plastic without chemical additives, or so-called compatibilizers, which link non-compatible resins.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE YEAR ENDED DECEMBER 31, 2005

Operating losses from continuing operations decreased from $540,245 for the year ended December 31, 2005 to $182,963 for the year ended December 31, 2006. The decrease of $357,282 was primarily the result of a decrease in consulting fees of $349,031.

We also recorded net other financing expense and interest of $6,472,670 in 2006, with an expense of $1,680,981 in 2005. This other expense consists primarily of non-cash charges for the change in fair value of the warrant liability of $6,434,329 and $922,677 for the years ended December 31, 2006 and 2005, respectively, and a non-cash charge for a discount related to a beneficial conversion feature of $758,304 in 2005.

Loss from discontinued operations was $1,927,963 for the year ended December 31, 2006 and $2,522,334 for the year ended December 31, 2005. The discontinued operations reflect the operations of our Plastinum subsidiary, which will no longer be a part of our operations subsequent to the spin-off described previously.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had a deficiency in working capital of $2,010,372. For the year ended December 31, 2006, we generated a net cash flow deficit from operating activities of $1,668,285 consisting primarily of a net loss of $8,583,596, adjusted for a net change in liabilities of $222,381, equity based compensation expense of $240,268 and non-cash financial charges of $6,493,417. We have funded our operations through the sale of common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied mostly on advances from stockholders and sales of our common stock. There is no assurance that the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

During 2006 we raised $256,830 in subscriptions for 2,568,300 shares of common stock (and warrants to purchase an additional 2,568,300 shares of common stock at a purchase price of $0.35 per share exercisable for a period of three years) in a Regulation S offering to foreign investors that commenced in April of 2004; however, we currently have no commitments for additional financing and there is no guarantee that we will be successful in raising additional required funds.

On May 24, 2006, Plastinum issued 1,430,000 shares of its common stock to Lombard Odier Deutsch CIE for an aggregate purchase price of $500,500 as a result of a partial exercise of a warrant issued by the Company.

During June and August, Plastinum issued an aggregate of 1,985,584 shares of its common stock in consideration for services provided pursuant to consulting agreements with the Company.

On July 10, 2006, Plastinum entered into a Convertible Loan Agreement with Mr. Jacques Mot and a third party pursuant to which Plastinum borrowed an aggregate of $500,000. The loans are convertible into an aggregate of 1,000,000 shares of Plastinum Common Stock. If not converted earlier, the notes mature on May 31, 2010. In addition , the lenders received warrants to purchase an aggregate of 1,000,000 shares of Plastinum common stock at an exercise price of $.50 per share.

As of December 31, 2006, Plastinum received advances from Mr. Jacques Mot aggregating $457,720 for working capital purposes. The advances are non-interest bearing.

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

The Company has No Business Operations and No Material Assets

At December 31, 2006, the Company’s sole business operations consisted of the business conducted through its approximately 94% owned subsidiary, Plastinum.

EFFECTIVE FEBRUARY 20, 2007, THE COMPANY “SPUN OFF” PLASTINUM TO ITS STOCKHOLDERS AND NOW NO LONGER OWNS ANY INTEREST IN PLASTINUM OR THE PLASTINUM BUSINESS DISCUSSED HEREIN AND CURRENTLY HAS NO BUSINESS OPERATIONS AND IS A "SHELL" COMPANY WITH NO MATERIAL ASSETS.

The spin off of Plastinum is discussed in greater detail above under “RECENT DEVELOPMENTS - PLASTINUM SPIN OFF”.

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

Our Financial Results May Be Affected By Factors Outside Of Our Control

Our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are outside of our control. Our anticipated expense levels are based, in part, on our estimates of future revenues but may vary from what we expect. We may be unable to adjust spending rapidly enough to compensate for any unexpected revenues shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would materially adversely affect our business, operating results, and financial condition.

We cannot predict with certainty our revenues and operating results. Further, we believe that period-to-period comparisons of our operating results are not necessarily a meaningful indication of future performance.

Employees

As of December 31, 2006, we had 5 employees, Jacques Mot, our Chief Executive Officer, Patrick Sulzer, our Chief Operating Officer and three Plastinum plant employees in The Netherlands. Prior to January 1, 2005, Mr. Mot served as a consultant. Subsequent to the spin off of Plastinum, we have two employees. As we grow, we will need to attract an unknown number of qualified employees. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Business Concentration

During the year ended December 31, 2006, the Company recognized no revenues from continuing operations and, accordingly, had no relationships with customers from continuing operations.

Potential Fluctuations In Quarterly Operating Results

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside of our control, including: the demand for products or services we may develop; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer plastics recycling industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

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

Limitation Of Liability And Indemnification Of Officers And Directors

Our officers and directors are required to exercise good faith and high integrity in our management affairs. Our Certificate of Incorporation provides, however, that our officers and directors shall have no liability to our stockholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our articles and bylaws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, our best interests, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations.

Management Of Potential Growth

Subject to receipt of financing, we hope to experience rapid growth, which, if achieved, will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand.

There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our systems, procedures or controls will be adequate to support our expanded operations or that we will be able to obtain facilities to support our growth. Our inability to effectively manage our future growth would have a material adverse effect on us.

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

The Trading Price Of Our Common Stock May Decrease Due To Factors Beyond Our Control.

The trading price of the common stock is subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;
•	Announcements of new products or technological innovations by us or our competitors;
•	Changes in earnings estimates of operational results by analysts;
•	Results of product demonstrations.
•	Inability of market makers to combat short positions on the stock;
•	Inability of the market to absorb large blocks of stock sold into the market;
•	Comments about us or our markets posted on the Internet.

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

Our financial results are quantified in U.S. dollars and a majority of our obligations and expenditures with respect to our operations are incurred in euros, with the balance in U.S. dollars and Swiss franc. Our functional currency has been the euro. In the past the majority of our revenues were derived from the business operations of our wholly owned subsidiaries, the Minerva Group, whose operations were conducted in euros. Although we do not believe we currently have any materially significant market risks relating to our operations resulting from foreign exchange rates, due to our limited operations, our lack of revenue and that the euro and Swiss franc are not highly inflational, if we enter into financing or other business arrangements denominated in currency other than the U.S. dollars, variations in the exchange rate may give rise to foreign exchange gains or losses that may be significant.

We currently have no material long-term debt obligations. We do not use financial instruments for trading purposes and we are not a party to any leverage derivatives.

Doubt as to Ability to Continue as Going Concern

The Company's independent certified public accountant has stated in their report included in this Annual Report that we have incurred operating losses from our inception, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

RECENT DEVELOPMENTS

Debt Exchange Agreement

We entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot and our subsidiary Plastinum dated as of December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of Plastinum Preferred Stock, subject to stockholder approval of the "spin off" of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether NGH or Plastinum) and each share of Preferred Stock was convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions.

On July 10, 2006, the Company, Mr. Mot, and Plastinum entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the Debt Exchange Agreement dated as of December 7, 2005. Pursuant to the Election to Convert and Amendment to Debt Exchange Agreement, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by the Company to Mr. Mot in the approximate outstanding balance of $796,645 into 528,629.58 shares of our Series A Preferred Stock. The Series A Preferred Stock voted together with the Common Stock on an "as-converted" basis. On February 16, 2007, the Series A Preferred Stock automatically converted into 38,672,076 shares of the Company's Common Stock upon the filing of an Amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock to 150,000,000 shares. On February 20, 2007, with the effectiveness of the "spin off" of Plastinum to the Company's stockholders, Mr. Mot also received the same number of shares of common stock of Plastinum.

Processing of plastic polymers

During the second quarter of 2004 we were able to reactivate the Plastinum BT 30 machine, which had been in storage since mid 2002, due to lack of operating capital. Since then, we have engaged HPB Equipment, located in Beligneux/France to warehouse and store the Plastinum BT 30 prototype machine. We have also engaged an engineer on a consulting basis in order to operate the machinery and develop further testing for clients within the plastic industry. Plastinum has also recently built its first industrial size machine, with a capacity of 350KG per hour, or 2,400 Tons annually.

The Company has been able to raise funds through a private placement in Europe, which is ongoing. The use of proceeds are to update all SEC filings, reactivate the Plastinum BT 30, retain plastic engineering professionals as well as hiring executives on management level and to build the first Plastinum 350KG commercially viable machine and plant.

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

On March 15, 2006, we executed a Consulting Agreement with Patrick Hellinckx relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, we paid Mr. Hellinckx $7,800 and Plastinum issued 231,900 shares of its common stock to Mr. Hellinckx on June 20, 2006. In addition, Mr. Hellinckx has the right to receive warrants to purchase 231,900 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either our Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Volarder Corp. relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, we paid Volarder Corp. $27,180 and Plastinum issued 714,847 shares of its common stock to Volarder Corp. on August 1, 2006. In addition, Volarder Corp. has the right to receive warrants to purchase714,847 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either our Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Polymer Consulting relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, we paid Polymer Consulting $153,400 and Plastinum issued 801,487 shares of its common stock to Polymer Consulting on June 20, 2006. In addition, Polymer Consulting has the right to receive warrants to purchase 801,487 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either our Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Marc de Ridder relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, Plastinum issued 136,950 shares of its common stock to Mr. de Ridder on June 20, 2006. In addition, Mr. de Ridder has the right to receive warrants to purchase 136,950 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either our Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

On March 15, 2006, we executed a Consulting Agreement with Jan Rasschaert relating to the provision of advice regarding financing options. Pursuant to the Consulting Agreement, Plastinum issued 100,400 shares of its common stock to Mr. Rasschaert on June 20, 2006. In addition, Mr. Rasschaert has the right to receive warrants to purchase 100,400 shares of Common Stock of either NGH or Plastinum. As of December 31, 2006, no warrants have been issued. When issued, the warrants will have an exercise price of $0.35 per share for either our Common Stock or Plastinum Common Stock and will expire five years from the date of issuance. The Consulting Agreement expired on December 31, 2006.

Plastinum Spin Off

At December 31, 2006, the Company owned approximately 94% of the issued and outstanding equity securities of Plastinum. On January 31, 2007, the Company filed definitive proxy materials (after having originally filed preliminary proxy materials on July 12, 2006) with the SEC for the purpose of, among other things, electing directors, selecting the Company's independent auditors and approving a pro rata distribution (or "spin off") of Plastinum to our stockholders of record as of December 29, 2006 whereby the stockholders of the Company would receive one share of Plastinum common stock for each share of NGH common stock the stockholder owned. On February 16, 2007, a meeting of the Company’s stockholders was held where all of the matters to be voted upon as set forth in the definitive proxy materials were approved and/or ratified. THE SPIN-OFF OF PLASTINUM WAS THEREAFTER EFFECTED ON FEBRUARY 20, 2007 AND THE COMPANY NO LONGER OWNS ANY INTEREST IN PLASTINUM OR THE PLASTINUM BUSINESS DISCUSSED HEREIN AND CURRENTLY HAS NO BUSINESS OPERATIONS AND IS A “SHELL” COMPANY WITH NO MATERIAL ASSETS.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herewith: the Company's audited Financial Statements as of and for the fiscal year ended December 31, 2006 and December 31, 2005.

THESE FINANCIAL STATEMENTS SHOULD BE REVIEWED WITH CAUTION AS ON FEBRUARY 20, 2007, THE COMPANY EFFECTED THE SPIN OFF OF ITS PLASTINUM SUBSIDIARY AS DETAILED UNDER “RECENT DEVELOPMENTS - PLASTINUM SPIN OFF”. CONSEQUENTLY, WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN PLASTINUM, NO OPERATING BUSINESS AND NO MATERIAL ASSETS.

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

As previously disclosed in a Current Report on Form 8-K , which we filed on November 15, 2006 and as described in our Explanatory Note to the Form 10-K/A for the year ended December 31, 2005 and Note E to its accompanying consolidated financial statements, as a result of comments raised by the Division of Corporate Finance of the Securities & Exchange Commission (the “Commission”), we determined that accounting errors were made in connection with accounting for and disclosing the beneficial conversion feature embedded in a convertible note as a liability as of the date of issuance instead of equity. As a result, we determined, as of December 31, 2005, that our disclosure controls were not effective.

Based on the impact of the aforementioned accounting error, we determined to restate our consolidated financial statements as of December 31, 2005 and 2004 and the years then ended and the period April 7, 2003 (date of inception as a development state) through December 31, 2005.

Subsequent to the date of the financial statements, we implemented the following remedial measures to address the identified material weaknesses:

•	We reviewed all convertible securities to identify any securities that may have embedded beneficial conversion features.

•
We improved the supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and procedures applicable to the accounting and disclosure of convertible securities.

As of December 31, 2006, our management conducted a further evaluation under the supervision of our Chief Executive Officer and our Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Disclosure Controls and Procedures

Other than as disclosed above, there were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2005:

Name	Age	Position and Offices with the Company
Jacques Mot	50	Chairman of the Board of Directors, President and CEO
Marcel Rokegem	57	Director
Patrick Sulzer	32	Chief Operating Officer
Robert Scherne	50	Chief Financial Officer

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

Robert Scherne has provided his services as the interim Chief Financial Officer of New Generation Holdings, Inc. since February, 2006 on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis. Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Prior to that, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff &Co. and its successor firm A. Uzzo &Co. from July 1978 to June 1986. Mr. Scherne holds a Bachelors of Business Administration degree in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

CODE OF ETHICS POLICY

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as we have not had the financial resources to do so and our businesses had until recently been dormant.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation paid by us to our Chief Executive Officer:

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jacques Mot	2006	324,000	-	-	120,134 (1)	-	-	-	444,134
Chief Executive	2005	324,000	-	-	-	-	-	-	324,000
Officer

Patrick Sulzer	2006	91,377	-	-	120,134 (1)	-	-	-	211,511
Chief Operating	2005	96,500	-	-	-	-	-	-	96,500
Officer

(1)
On July 10, 2006 Mr. Mot and Mr. Sulzer were each granted a five year option to purchase 3,000,000 shares of Plastinum common stock at an exercise price of $0.10 per share. The options vest over a three year period with 1,000,000 options vesting on the first, second and third anniversaries of the grant date. The option grant was valued using the Black Scholes option pricing model assuming a two year life, no expected dividend payments, a volitility of 136% and a risk free rate of 4.9%

Employment Agreements

We entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of the Company and he receives the same compensation as he received under his Consulting Agreement.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jacques Mot	-	3,000,000 (1)	3,000,000 (1)	0.10	0.29	7/10/2011	-	-	-	-
	1,100,000	-	-	1.18	N/A	3/1/2007	-	-	-	-

Patrick Sulzer	-	3,000,000 (1)	3,000,000 (1)	0.10	0.29	7/10/2011	-	-	-	-

(1)	Represents options to purchase Plastinum common stock

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Marcel Rokegem	50,728	-	-	-	-	-	50,728

We do not currently have a compensation plan for members of our Board of Directors for service on our Board, but we expect that a compensation plan for Directors will be adopted in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, certain information, as of February 20, 2007, regarding beneficial ownership of our common stock by

-	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;

-	each of our directors;

-	each of the named executive officers; and

-	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Jacques Mot(2)	39,872,076	44.4%
Marcel Rokegem	50,000	* %
Alfons de Maeseneir(3)	9,579,000	10.4%
Lombard Odier Darier Hentsch & CIE(4)	8,570,000	9.3%
Robert Scherne(5)	79,637	* %

All executive officers and directors as a group	40,001,713	44.5%

* less than 1%

(1)
Shares of common stock subject to warrants or other instruments currently exercisable or exercisable within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants, but are not deemed outstanding for computing the percentage of any other person.

(2)
Includes (i) 1,100,000 vested options to purchase common stock at an exercise price of $1.18 per share and (ii) 38,672,076 shares of common stock issued February 16, 2007 upon conversion of 528,629.58 shares of preferred stock.

(3)	Includes warrants immediately exercisable to purchase 3,227,000 shares of common stock at a purchase price of $0.35 per share.

(4)	Includes warrants immediately exercisable to purchase 3,570,000 shares of common stock at a purchase price of $0.35 per share.

(5)
Includes 79,637 shares of Common Stock which Mr. Mr. Scherne was entitled to receive through December 29, 2006, but which shares were pending issuance until such time as the Company would have sufficient authorized shares available for such issuance. On February 16, 2007, the Company filed an Amendment to its Certificate of Incorporation which increased the number of shares of Common Stock authorized for issuance and we expect to issue the shares of Common Stock to which Mr. Scherne is entitled during the first quarter of 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot and our subsidiary Plastinum dated as of the December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of Plastinum Preferred Stock, subject to stockholder approval of the "spin off" of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether NGH or Plastinum) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions.

On July 10, 2006, the Company, Mr. Mot, and Plastinum entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the Debt Exchange Agreement dated as of December 7, 2005. Pursuant to the Election to Convert and Amendment to Debt Exchange Agreement, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by the Company to Mr. Mot in the approximate outstanding balance of $796,645 into 528,629.58 shares of our Series A Preferred Stock. The Series A Preferred Stock voted together with the Common Stock on an "as-converted" basis. On February 16, 2007, the Series A Preferred Stock automatically converted into 38,672,076 shares of the Company's Common Stock upon the filing of an Amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of the Company’s Common Stock to 150,000,000 shares. On February 20, 2007, with the effectiveness of the "spin-off" of Plastinum to the Company's stockholders, Mr. Mot also received the same number of shares of common stock of Plastinum.

On March 31, 2005, NGH issued to WBEMS 2005, LLC a warrant to purchase 200,000 shares of NGH common stock and pursuant to a Joinder Agreement dated June 2, 2006, the Warrant may now be exercised for Plastinum common stock as well. The Warrant is exercisable for a period of three years at an exercise price of $0.25 per share. WBEMS 2005, LLC is 100% owned by the principals of our outside legal counsel, Westerman Ball Ederer Miller & Sharfstein, LLP (“WBEMS”), and the warrant was issued at the approximate fair market value as additional compensation for legal services rendered. As of February 20, 2007, WBEMS and/or its affiliates own approximately 130,000 shares of our common stock in addition to the warrant.

On July 10, 2006, Plastinum entered into a Convertible Loan Agreement with Mr. Jacques Mot and a third party pursuant to which Plastinum borrowed an aggregate of $500,000, of which $200,000 was from Mr. Mot. The loans are convertible into an aggregate of 1,000,000 shares of Plastinum Common Stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of Plastinum common stock at an exercise price of $.50 per share.

As of December 31, 2006, Plastinum received advances from Mr. Jacques Mot aggregating $457,720 for working capital purposes. The advances are non-interest bearing.

ITEM 13. EXHIBITS LIST

(a)	The following documents are filed as part of this Form:

Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

(b)	Exhibits

&(3)	(i)	Certificate of Incorporation

++	(iv)	By-Laws

++(4)	(i)	Specimen Certificate for Common Stock

++	(ii)	Form of Warrant at $6.00 expiring 2 years after Commencement Date

++	(iii)	Form of Warrant at $12.00 expiring March 5, 2004

++	(iv)	Form of Warrant at $12.00 expiring February 24, 2004

^	(v)	Form of Warrant at $8.00 expiring 2 years after Commencement Date

	(vi)	Form of Warrant at $0.35 expiring 3 years after issuance date

+(10)	(i)	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

#	(ii)	Form of Subscription Agreement

**	(iii)	Share Exchange Agreement dated as of December 29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

***	(iv)	Share Exchange Agreement dated as of February 28, 2001 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

+++	(v)	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	(vi)	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

##	(vii)	Form of Subscription Agreement for 2004 Regulation S Offering

****	(viii)	Subscription Agreement between the Company and Alfons de Maeseneir

##	(ix)	Debt Exchange Agreement among New Generation Holdings, Inc. New Generation Partners, Inc. and Jacques Mot dated as of December 7, 2005.

##	(x)	Convertible Promissory Note in favor of Jacques Mot dated December 7, 2005

	(xi)	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

	(xii)	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

	(xiii)	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

	(xiv)	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

	(xv)	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

	(xvi)	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

&&	(xvii)	Election to Convert and Amendment to Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated as of July 10, 2006

&&	(xviii)	Advisory Agreement between New Generation Holdings, Inc. and Valley Road Capital, dated July 10, 2006.

&	(21)	Subsidiaries of the Registrant

&	(31.1)	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	(32.1)	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	Filed herewith.

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

^	Incorporated by reference to the Company's Form 10-QSB for the period ending March 31, 2000 filed on May 23, 2000.

#	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.

**	Incorporated by reference to the Company's Form 8-K filed on February 28, 2001

***	Incorporated by reference to the Company's Form 8-K filed on March 12, 2001

****	Incorporated by reference to the Company’s Form 8-K filed on May 12, 2005

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001

##	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2004 filed on December 7, 2005

&&	Incorporated by reference to the Company’s Form 8-K filed on July 12, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to New Generation Holdings, Inc. by Russell Bedford Stefanou Mirchandani LLP for professional services rendered for the fiscal years ended December 31, 2006 and 2005:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$23,000	$37,802
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$23,000	$37,802

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Russell Bedford Stefanou Mirchandani LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2006 or 2005.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were no tax services provided in fiscal 2006 or 2005.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006 or 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf on March 6, 2007 by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)

By:	/s/ Jacques Mot
Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on March 6, 2007 by the following persons in the capacities indicated:

By:	/s/ Jacques Mot
Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Robert Scherne
Robert Scherne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem
Marcel Rokegem Director

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

NEW GENERATION HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
New Generation Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. and subsidiaries ("Company"), a development stage Company, as of December 31, 2006, and the related consolidated statements of losses, comprehensive loss, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 and from April 7, 2003 (date of inception as a development stage enterprise ) to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, New York
February 25, 2007

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006
Assets

Current assets:
Cash	$13
Cash - discontinued operations	39,413

Total assets	$39,426

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$1,110,344
Due to stockholder	207,429
Net current liabilities of discontinued operations	732,025

Total current liabilities	2,049,798

Warrant derivatives	12,153,356
Net non-current liabilities of discontinued operations	389,047

Total liabilities	14,592,201

Minority interest - discontinued operations	459,745

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
528,630 shares issued and outstanding	529
Common stock, par value $.001 per share; 50,000,000 shares authorized,
49,998,260 shares issued and outstanding	49,998
Additional paid-in capital	30,276,005
Other comprehensive income	20,926
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(14,278,247)

Total deficiency in stockholders' equity	(15,012,520)

Total liabilities and deficiency in stockholders' equity	$39,426

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Years ended December 31,		December 31,
	2006	2005	2006

Operating expenses:
General and administrative expenses	$182,963	$540,245	$1,053,782

Total operating expenses	182,963	540,245	1,053,782

Loss from continuing operations before
other income (expense)	(182,963)	(540,245)	(1,053,782)

Change in value of warrant liability	(6,434,329)	(922,677)	(7,357,006)
Interest expense	(38,341)	(758,304)	(796,645)

Loss from continuing operations
before provision for income taxes	(6,655,633)	(2,221,226)	(9,207,433)

Provision for income taxes	-	-	-

Net loss from continuing operations	(6,655,633)	(2,221,226)	(9,207,433)

Loss from discontinued operations, net of tax	(1,927,963)	(2,522,334)	(5,070,814)

Net loss	$(8,583,596)	$(4,743,560)	$(14,278,247)

Net loss per common share, basic and diluted:
Continuing operations	$(0.14)	$(0.05)
Discontinued operations	$(0.04)	$(0.07)
	$(0.18)	$(0.12)

Weighted average shares outstanding, basic and diluted	48,763,203	38,114,030

Comprehensive loss:
Net loss	$(8,583,596)	$(4,743,560)
Foreign currency translation (loss) gain	(8,043)	14,586

Comprehensive loss	$(8,591,639)	$(4,728,974)

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	21,056,690	$21,059	$29,636,051	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	6,500,120	6,500	643,514	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	18,014,150	18,014	1,783,401	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	546,000	546	54,054	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005 - restated	-	-	46,116,960	46,119	28,615,458	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	1,313,000	1,313	129,987	(131,300)	-	-	-	-

Sale of common stock	-	-	2,568,300	2,566	254,264		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	49,998,260	$49,998	$30,276,005	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Years ended December 31,		December 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(8,583,596)	$(4,743,560)	$(14,278,247)
Adjustments to reconcile net loss to net
cash used in operating activities:
Warrants issued for services	-	21,100	21,100
Stock based compensation	240,268		240,268
Amortization of debt discount	15,747	753,304	769,051
Change in value of warrant liability	6,434,329	922,677	7,357,006
Interest converted to preferred stock	43,341		43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	(40,755)		(40,755)
Increase (decrease) in liabilities:
Accounts payable	222,381	1,095,569	1,448,813

Cash used in operating activities	(1,668,285)	(1,950,910)	(4,331,633)

Cash flows from financing activities:
Advances from stockholder	455,378	-	455,378
Proceeds from sale of convertible notes	500,000	-	500,000
Proceeds from sale of common stock	757,430	1,932,715	3,394,755

Cash provided by financing activities	1,712,808	1,932,715	4,350,133

Effect of exchange rate changes on cash	(8,043)	14,586	20,926

Net (decrease) increase in cash	36,480	(3,609)	39,426
Cash, beginning of period	2,946	6,555	-
Cash, end of period	$39,426	$2,946	$39,426

Supplemental disclosure of non-cash financing activities:

Accrued liabilities settled in common stock	$633,595	$-
Conversion of note payable and accrued interest
into preferred stock	796,645	-
Value attributed to warrants issued with debt	126,700	-
Convertible note issued as payment of stockholder advances	-	753,304
Discount related to beneficial conversion feature	-	753,304

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

New Generation Holdings, Inc. ( we” , “us”,“ our company” or “NGH” ) was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7 (“SFAS No. 7”), and we are currently developing, through our wholly owned subsidiary Plastinum Corp. (“Plastinum”), a proprietary technology designed to process and blend two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2006, the Company has accumulated losses of $14,278,247.

The consolidated financial statements include the accounts of NGH and its domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

NGH has presented a proposal to its stockholders to approve a pro-rata distribution of Plastinum's common stock, commonly referred to as a "spin off", pursuant to which each stockholder of NGH as of December 29, 2006 will receive one share of Plastinum common stock for each share of NGH owned. The spin off was approved by stockholder vote on February 16, 2007 and was effective on February 20, 2007. The results of operations of Plastinum have been presented as discontinued operations in the financial statements (see Note K).

Restatement

The accompanying statement of deficiency in stockholders' equity for the year ending December 31, 2005 has been restated to reclassify a beneficial conversion feature related to the convertible note described in Note H from a liability to additional paid in capital. The result of the restatement is to increase additional paid-in capital by a like amount. There is no effect on net loss or loss per share.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $8,583,596 and $4,743,560 for the years ended December 31, 2006 and 2005, respectively and have a stockholders' deficiency of $15,012,520 at December 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. The significant increase in the net loss for the year ended December 31, 2006 is primarily the result of the change in fair value of our derivative liabilities (see Note I).

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

Liquidity

As reflected in the accompanying consolidated financial statements, we incurred net losses of $8,583,596 and $4,743,560 for the years ended December 31, 2006 and 2005, respectively, and have an accumulated deficit of $45,359,978 as of December 31, 2006. In addition, our current liabilities exceeded our current assets by $2,010,372 as of December 31, 2006. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

Foreign Currency Translation

The Company translates the foreign currency financial statements of its foreign subsidiaries in accordance with the requirements of SFAS No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency transaction gains and losses are included in the statement of income.

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

Cash and Cash Equivalents

Cash equivalents are comprised of highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts which, at times, may exceed insured limits. We have not experienced any losses in our accounts.

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

Product Development Costs

Product development costs include expenses incurred by the Company for research, design and development of our proprietary technology. We incurred research and development expenses of $719,440, $715,487 and $1,614,045 for the years ended December 31, 2006 and 2005, and from April 7, 2003 (date of inception of development stage) through December 31, 2006, respectively. Research and development expenses have been included as a part of discontinued operations in the financial statements.

Advertising

We charge the costs of advertising to expense as incurred. For the years ended December 31, 2006 and 2005, we incurred no advertising costs.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” established and encouraged the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permitted companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees. Prior to the adoption of SFAS 123(R) we elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payment” (“Statement 123R”) which is a revision of SFAS No. 123. Statement 123R supersedes APB opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in SFAS No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. We implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.  We did not have any unvested amounts of stock based compensation grants issued and outstanding at the date of implementation.

We use the fair value method for equity instruments granted to non-employees and use the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Pro Forma Information

Employee and Director Common Share Purchase Options - There were no equity instruments granted to employees during the year ended December 31, 2005 and, therefore, pro forma financial information has not been presented.

Reclassifications

Certain reclassifications have been made in prior years' financial statements to conform to classifications used in the current year.

Comprehensive Income

SFAS No. 130 , "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

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

Per share basic and diluted net loss amounted to $0.18 for the year ended December 31, 2006 and $0.12 for the year ended December 31, 2005. For the years ended December 31, 2006 and 2005, 66,958,646 potential shares and 63,838,776 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 will also require significant additional disclosures. This Interpretation will be effective for fiscal years beginning after December 15, 2006. We will implement this Interpretation in the first quarter of 2007 on a prospective basis. We are currently evaluating the potential impact this Interpretation will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” , which provides guidance on how to measure assets and liabilities that use fair value. SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also will require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be adopted by us beginning in the first quarter of 2008. We are currently evaluating the potential impact this standard may have on our financial position and results of operations, but do not believe the impact of the adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact SAB 108 may have on our financial position and results of operations and do not believe the impact of the application of this guidance will be material.

NOTE B -CAPITAL STOCK

As of December 31, 2006, NGH was authorized to issue 50,000,000 shares of common stock with a par value of $.001 per share (see Note K). As of December 31, 2006 we have issued and outstanding 49,998,260 shares of common stock. The Company is also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share. There were 528,630 preferred shares outstanding at December 31, 2006, and none at December 31, 2005. On February 16, 2007, following approval by our stockholders, we filed an amendment to our Certificate of Incorporation to increase the authorized number of shares of Common Stock to 150,000,000.

The outstanding principal and accrued interest under the convertible note issued by the Company described in Note H in the approximate outstanding balance of $796,645 was converted into 528,630 shares of our Series A Preferred Stock. The Series A Preferred Stock will vote together with the common stock on an "as-converted" basis. The preferred stock will automatically convert into 38,672,076 shares of the Company's common upon the closing of the contemplated spin off of Plastinum to our stockholders and at such time Mr. Mot will also receive the same number of shares of common stock of Plastinum (see Note K).

During the year ended December 31, 2006, we received subscriptions in the aggregate amount of $256,830 to purchase 2,568,300 shares of common stock along with warrants to purchase an additional 2,568,300 shares of common stock, at an exercise price of $0.35 per share for 2 years, in connection with a private placement of our restricted common stock and warrants under Regulation S.

During May 2006, 1,430,000 warrants were exercised into an equal number of shares of Plastinum common stock. We received proceeds of $500,500 from this exercise and, since Plastinum is no longer a wholly owned subsidiary, we have recorded this amount as a minority interest on the balance sheet, net of allocated losses. During June and August, 2006, 1,985,584 shares of Plastinum common stock were issued to settle accrued consulting fees aggregating $633,595.

During the year ended December 31, 2005 we sold 19,873,150 shares of common stock for proceeds of $1,987,315. In addition to the shares, we issued 16,748,150 common share purchase warrants, exercisable at $0.35 per share for a period of 2 years.

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

Since, as of December 31, 2006, we did not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase warrants, we have reclassified the fair value of the warrants as a liability on the balance sheet at December 31, 2006 (see Note I).

On July 10, 2006, Plastinum issued options to purchase 3,000,000 shares of common stock to each of two employees. The options vest over a three (3) year period with 1,000,000 options vesting on each of the first, second and third anniversaries of the grant date. The options have an exercise price of $0.10 per share. The options have been valued at $1,441,609 on the grant date using the Black-Scholes model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The compensation expense is being recorded over the vesting period. During 2006, we have recorded $240,268 of compensation expense related to these options, which is recorded in loss from discontinued operations.

NOTE C- WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving NGH’s stock options issued to employees are summarized as follows:

	2006		2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	3,700,000	$1.29	4,100,000	$1.33
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Terminated during the period	—	—	(400,000)	1.75
Outstanding at end of the period	3,700,000	$1.29	3,700,000	$1.29
Exercisable at end of the period	3,700,000	$1.29	3,700,000	$1.29

Warrants

Transactions involving NGH’s warrant issuances are summarized as follows:

	2006		2005
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	23,448,270	$0.35	6,500,120	$0.35
Granted during the period	2,568,300	0.35	16,948,150	0.35
Exercised during the period	(1,430,000)	0.35	—	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	24,586,570	$0.35	23,448,270	$0.35
Exercisable at end of the period	24,586,570	$0.35	23,448,270	$0.35

Since, as of December 31, 2006, we did not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase options and warrants, we have reclassified the fair value of the options and warrants as a liability on the balance sheet at December 31, 2006 (see Note I).

The number and weighted average exercise prices of NGH’s options and warrants outstanding as of December 31, 2006 is as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.25	200,000	1.3	$0.25
$0.35	24,386,570	1.5	$0.35
$1 - $2	3,650,000	.2	$1.19
$7 - $10	50,000	.2	$8.50

NOTE D - INCOME TAXES

We have adopted SFAS No. 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $8,653,000 which expire through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,029,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

 Components of deferred tax assets as of December 31, 2006 are as follows:

Non Current:
Net operating loss carryforward	$3,029,000
Valuation allowance	(3,029,000)
Net deferred tax asset	$—

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 are as follows:

2006
Accounts payable	$272,787
Accrued expenses	837,557
Total	$1,110,344

NOTE F - CONTINGENCIES AND COMMITMENTS

Litigation

In December 2001, a former director of our subsidiary Minerva filed a complaint against Minerva in Belgium. The complaint alleges a breach of employment contract and reimbursement of certain expenses. In 2001, we recorded a pre-tax charge of $77,000 to reserve for this claim and other related costs. At December 31, 2006, the remaining liability for this obligation was $77,000 and has been was classified as an accrued expense in the consolidated balance sheet. Although we have recorded the potential liability in our financial statements, we consider the likelihood of an adverse outcome to be remote.

In November 2001, Minerva filed a criminal complaint against the same former director mentioned in the prior paragraph for use of forgery, attempt of fraud, misuse of trust, and misuse of company's assets. The case is pending preliminary investigation by the Court.

We may become subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our financial position, results of operations or liquidity. We are a defendant in certain actions brought by certain of our creditors which we have accrued as liabilities in our financial statements. Except for such actions, as of December 31, 2006, we are not a party to any legal proceedings or claims.

NOTE G - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2006 is $207,429.

As of December 31, 2006, Plastinum has also received advances from our president for working capital purposes. These advances aggregate $457,720 at December 31, 2006. This amount is included in net current liabilities of discontinued operations.

Our president has also purchased $200,000 of the Plastinum convertible notes described in Note J convertible into 400,000 shares of Plastinum common stock and received warrants to purchase 400,000 shares of Plastinum common stock at an exercise price of $0.50 per share.

NOTE H- CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

NGH entered into a Debt Exchange Agreement with its president and chief executive officer, Jacques Mot and its subsidiary Plastinum dated as of December 7, 2005. Pursuant to the Debt Exchange Agreement, we issued Mr. Mot a Convertible Promissory Note in the original principal amount of $753,304 representing outstanding amounts owed to him under his Consulting Agreement through December 31, 2004. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of Plastinum Preferred Stock, subject to stockholder approval of the spin off of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether NGH or Plastinum) and each share of Preferred Stock is convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions.

On July 10, 2006, the Company, Mr. Mot, and Plastinum entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the Debt Exchange Agreement dated as of December 7, 2005. Pursuant to the Election to Convert and Amendment to Debt Exchange Agreement, Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by the Company to Mr. Mot in the approximate outstanding balance of $796,645 into 528,630 shares of our Series A Preferred Stock. The Series A Preferred Stock will vote together with the Common Stock on an "as-converted" basis. The Preferred Stock will automatically convert into 38,672,076 shares of the Company's Common upon the closing of the contemplated spin off of Plastinum to the Company's stockholders and at such time Mr. Mot will also receive the same number of shares of common stock of Plastinum (see Note K). On February 20, 2007, the spin off was effected and Mr. Mot received such shares.

As the note was convertible at a discount to market at the date of issue, we have determined that there was a beneficial conversion feature associated with the debt in the amount of $753,304. The note was accounted for as convertible debt in the financial statements and the embedded conversion option was not accounted for as a separate derivative. Since the note was due upon demand this amount has been charged to interest expense as of the date issued.

NOTE I - WARRANT AND DERIVATIVE LIABILITIES

 As disclosed in Note B, we do not have sufficient authorized common shares available to enable the exercise of outstanding options and warrants. Any increase in authorized shares is subject to shareholder approval. Accordingly, the Company can not be assured that there will be adequate authorized shares to settle all contractual obligations under the option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19. As of August 30, 2005, the initial date on which we had insufficient shares to settle all contractual obligations under option and warrant agreements outstanding, the $735,200 fair value of instruments previously recorded as permanent equity was recorded as a liability based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 146% (3) risk-free interest rate of 4% and (4) expected life and exercise prices consistent with each individual instrument.

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

At December 31, 2006 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 122% (3) risk-free interest rate of approximately 4.8% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $12,153,000. As a result, for the year ended December 31, 2006 the Company recorded approximately $6,434,000 as a charge to Change in Value of Warrant Liability.

NOTE J - PLASTINUM CONVERTIBLE NOTES PAYABLE

On July 10, 2006, Plastinum entered into a Convertible Loan Agreement with Mr. Mot and a third party pursuant to which Plastinum borrowed an aggregate of $500,000. The loans are convertible into an aggregate of 1,000,000 shares of Plastinum common stock. If not converted earlier, the notes mature on May 31, 2010. In addition, the lenders received warrants to purchase an aggregate of 1,000,000 shares of Plastinum common stock at an exercise price of $0.50 per share. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $126,700 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 136%, (3) risk-free interest rate of 4.9%, (4) expected life of 2 years and (5) estimated fair value of Plastinum common stock of $0.29 per share. The debt discount is being amortized over the term of the notes. During 2006, amortization as interest expense amounted to $15,747. We have determined that there is no beneficial conversion feature attributable to the convertible notes.

These notes have been included in these financial statements as net non-current liabilities of discontinued operations.

NOTE K - SUBSEQUENT EVENTS

On February 16, 2007, our stockholders approved, and we filed, an Amendment to our Certificate of Incorporation, effective as of its filing, increasing the number of our authorized shares of common stock from 50,000,000 to 150,000,000.

On February 16, 2007 our stockholders approved all matters which were voted on at a stockholders' meeting on that date, including the spin-off of our subsidiary, Plastinum Corp. The disposal group has been classified as held for sale in the financial statements and the assets, liabilities and operations have been reported as discontinued operations in these financial statements.