Form 10QSB
period 2007-03-31
NEW GENERATION HOLDINGS INC
filed 2007-05-11
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (212) 792-4030

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 88,749,973 shares of Common Stock, par value $.001 per share, outstanding as of April 30, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes  ☐   No  ☒

NEW GENERATION HOLDINGS, INC.

Form 10-QSB
For the Quarter Ended March 31, 2007

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2007
(Unaudited)
Assets

Current assets:
Cash	$—
Total assets	$—

Liabilities and deficiency in stockholders' equity

Current liabilities:
Accounts payable and accrued expenses:	$638,171
Due to Plastinum	83,622
Due to stockholder	207,429
Total current liabilities	929,222

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
none issued and outstanding	—
Common stock, par value $.001 per share; 150,000,000 shares authorized,
88,670,336 shares issued and outstanding	88,670
Additional paid-in capital	38,192,703
Other comprehensive income	20,926
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(8,149,790)
Total deficiency in stockholders' equity	(929,222)
Total liabilities and deficiency in stockholders' equity	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Three months ended March 31,		March 31,
	2007	2006	2007

Operating expenses:
General and administrative expenses	$45,189	$82,437	$1,098,971
Total operating expenses	45,189	82,437	1,098,971

Loss from continuing operations before
other income (expense)	(45,189)	(82,437)	(1,098,971)

Change in value of warrant liability	1,102,832	244,979	(6,254,174)
Interest expense	—	(18,833)	(796,645)

Income (loss) from continuing operations
before provision for income taxes	1,057,643	143,709	(8,149,790)

Provision for income taxes	—	—	—
Net income (loss) from continuing operations	1,057,643	143,709	(8,149,790)

Loss from discontinued operations, net of tax	(196,224)	(183,504)	(5,267,038)
Net income (loss)	$861,419	$(39,795)	$(13,416,828)

Net income (loss) per common share, basic and diluted:
Continuing operations	$0.02	$0.00
Discontinued operations	$(0.00)	$(0.00)
	$0.01	$(0.00)

Weighted average shares outstanding, basic and diluted	67,185,849	46,576,449

Comprehensive income (loss):
Net income (loss)	$861,419	$(39,795)
Foreign currency translation loss	—	(2,491)
Comprehensive income (loss)	$861,419	$(42,286)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	—	$—	21,056,690	$21,059	$29,636,051	$—	$(34,634,693)	$—	$—	$(4,977,583)

Disposition of previously controlled
wholly and majority owned subsidiaries,
net	—	—	—	—	—	—	3,882,801	—	—	3,882,801

Net loss from January 1, 2003 to
April 7, 2003	—	—	—	—	—	—	(329,839)	—	—	(329,839)
Balance, April 7, 2003	—	—	21,056,690	21,059	29,636,051	—	(31,081,731)	—	—	(1,424,621)

Net loss	—	—	—	—	—	—	—	(330,321)	—	(330,321)
Balance, December 31, 2003	—	—	21,056,690	21,059	29,636,051	—	(31,081,731)	(330,321)	—	(1,754,942)

Sale of common stock	—	—	6,500,120	6,500	643,514	—	—	—	—	650,014

Common stock subscribed	—	—	—	—	—	54,600	—	—	—	54,600

Shares physically issued	—	—	—	—	—	—	—	—	—	—

Currency translation adjustment	—	—	—	—	—	—	—	—	14,383	14,383

Net loss	—	—	—	—	—	—	—	(620,770)	—	(620,770)
Balance, December 31, 2004	—	—	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	—	—	18,014,150	18,014	1,783,401	—	—	—	—	1,801,415

Warrants issued for services	—	—	—	—	21,100	—	—	—	—	21,100

Shares physically issued	—	—	546,000	546	54,054	(54,600)	—	—	—	—

Common stock subscribed	—	—	—	—	—	131,300	—	—	—	131,300

Beneficial conversion feature	—	—	—	—	753,304	—	—	—	—	753,304

Reclassification of warrants to liabilities	—	—	—	—	(4,275,966)	—	—	—	—	(4,275,966)

Currency translation adjustment	—	—	—	—	—	—	—	—	14,586	14,586

Net loss	—	—	—	—	—	—	—	(4,743,560)	—	(4,743,560)
Balance, December 31, 2005 - restated	—	—	46,116,960	46,119	28,615,458	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	—	—	1,313,000	1,313	129,987	(131,300)	—	—	—	—

Sale of common stock	—	—	2,568,300	2,566	254,264		—	—	—	256,830

Conversion of debt	528,630	529	—	—	796,116	—	—	—	—	796,645

Warrants issued with debt	—	—	—	—	126,700	—	—	—	—	126,700

Stock based compensation	—	—	—	—	240,268	—	—	—	—	240,268

Reclassification of warrants to liabilities	—	—	—	—	(792,426)	—	—	—	—	(792,426)

Reclassification of liabilities to warrants	—	—	—	—	272,043	—	—	—	—	272,043

Subsidiary stock issued for accrued expenses	—	—	—	—	633,595	—	—	—	—	633,595

Currency translation adjustment	—	—	—	—	—	—	—	—	(8,043)	(8,043)

Net loss	—	—	—	—	—	—	—	(8,583,596)	—	(8,583,596)
Balance, December 31, 2006	528,630	529	49,998,260	$49,998	$30,276,005	$—	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion
of preferred stock	(528,630)	(529)	38,672,076	38,672	(38,143)					—

Reclassification of warrant liability
to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Stock based compensation					(86,096)					(86,096)

Net income								861,419		861,419

Adjustment for deconsolidation of
former subsidiary					(3,451,657)			5,267,038		1,815,381
Balance, March 31, 2007	—	—	88,670,336	88,670	38,192,703	—	(31,081,731)	(8,149,790)	20,926	(929,222)

See accompanying notes to these unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Three Months ended March 31,		March 31,
	2007	2006	2007

Cash flows from operating activities:
Net income (loss)	$861,419	$(39,795)	$(13,416,828)
Adjustments to reconcile net loss to net
cash used in operating activities:
Warrants issued for services	—	—	21,100
Stock based compensation	(86,096)		154,172
Amortization of debt discount	5,430	—	774,481
Change in value of warrant liability	(1,102,832)	(244,979)	6,254,174
Interest converted to preferred stock	—		43,341
Depreciation	—	—	107,790
Loss attributed to minority interest	(5,611)		(46,366)
Increase (decrease) in liabilities:
Accounts payable	68,200	34,034	1,517,013
Cash used in operating activities	(259,490)	(250,740)	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	(36,893)		(36,893)
Advances from stockholder	256,957	—	712,335
Proceeds from sale of convertible notes	—	—	500,000
Proceeds from sale of common stock	—	260,475	3,394,755
Cash provided by financing activities	220,064	260,475	4,570,197

Effect of exchange rate changes on cash	—	(2,491)	20,926

Net (decrease) increase in cash	(39,426)	7,244	—
Cash, beginning of period	39,426	2,946	—
Cash, end of period	$—	$10,190	$—

Supplemental disclosure of non-cash financing activities:

Warrants issued for accrued consulting	$442,070	$—
Reclassification of warrant liability to equity	11,050,524	149,361
Expenses paid by former subsidiary	75,168	—

See accompanying notes to these unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS

New Generation Holdings, Inc. ("we ", "us", "our", "NGH", or the "Company"), was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). At December 31, 2006, NGH owned approximately 94% of the issued and outstanding equity securities of Plastinum Corp. (“Plastinum”). Plastinum is developing a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States. On January 31, 2007, we filed definitive proxy materials (after having originally filed preliminary proxy materials on July 12, 2006) with the SEC for the purpose of, among other things, electing directors, selecting the Company's independent auditors and approving a pro rata distribution (or "spin off") of Plastinum to our stockholders of record whereby our stockholders would receive one share of Plastinum common stock for each share of NGH common stock the stockholder owned. On February 16, 2007, a meeting of the Company’s stockholders was held where all of the matters to be voted upon as set forth in the definitive proxy materials were approved and/or ratified. The spin-off of Plastinum was thereafter effected on February 20, 2007 to our stockholders of record as of such date and the Company no longer owns any interest in Plastinum or the Plastinum business. The results of operations of Plastinum have been included in these financial statements through February 20, 2007 and are presented as discontinued operations in the financial statements.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through March 31, 2007 the Company has accumulated losses of $8,149,790.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 and from date of inception as development stage enterprise (April 7, 2003) to March 31, 2007 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit

We have had substantial net losses of $8,149,790 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $929,222 at March 31, 2007 and have a stockholders' deficiency of $929,222 at March 31, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

On February 20, 2007, we effected the spin off of our Plastinum subsidiary as detailed above. Consequently, we currently have no operating business and are a “shell” company with no materials assets. At present, we have insufficient capital on hand to fund our operations through 2007. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

As a “shell” company, the Company currently does not engage in any business activities that provide cash flow. Going forward, we will seek to enter into a business combination with another entity which may include the acquisition of another company that we believe will enhance revenues and increase shareholder value. Due to our limited financial resources, in order to complete an acquisition, we will be required to seek additional financing, through either equity or debt financing.

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

Per share basic and diluted net income amounted to $0.01 for the three months ended March 31, 2007, compared with a loss of $0.00 for the three months ended March 31, 2006. For the three months ended March 31, 2007 and 2006, 26,812,134 and 63,038,776 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

RECLASSIFICATIONS

Certain prior period items have been reclassified to conform to the current period presentation. The reclassifications are primarily related to discontinued operations (spin off of Plastinum) and had no impact on net income (loss).

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B -CAPITAL STOCK

On February 16, 2007, our stockholders approved, and we filed, an Amendment to our Certificate of Incorporation, effective as of its filing, increasing the number of our authorized shares of common stock from 50,000,000 to 150,000,000.

We are also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share.

On February 20, 2007, upon the effectiveness of the spin off of Plastinum to our stockholders, 528,630 shares of our Series A Preferred Stock automatically converted into 38,672,076 shares of our common stock.

On March 7, 2007, we issued warrants to purchase an aggregate of 1,985,584 shares of common stock of either NGH or Plastinum at an exercise price of $0.35 per share. These warrants were issued to consultants pursuant to consultant agreements. The value of these warrants had previously been accrued in the financial statements in the amount of $442,070.

Until February 16, 2007, we did not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase warrants. We have previously reclassified the fair value of the warrants as a liability on the balance sheet at December 31, 2006. At February 16, 2007 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 117% (3) risk-free interest rate of 4.75% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $11,050,000. As a result, for the three months ended March 31, 2007 we recorded approximately $1,103,000 as a credit to Change in Value of Warrant Liability. The value of the derivative instruments was then reclassified to permanent equity.

During the three months ended March 31, 2006, we recorded approximately $226,000 as a credit to Change in Value of Warrant Liability to reflect the change in value during that three month period.

During the three months ended March 31, 2006 we received subscriptions in the aggregate amount of $260,475 to purchase 2,604,750 shares of common stock along with warrants for an additional 2,604,750 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of our restricted common stock and warrants under Regulation S.

NOTE C -RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2007, Plastinum paid certain of our expenses, primarily related to professional fees. These payments aggregated $75,168 during the quarter.

During the quarter ended March 31, 2007, Plastinum received advances from our President for working capital purposes. These advances aggregated $256,957 for the period January 1 through February 20, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements included in this Plan of Operation, and in future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

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

Going Concern

At December 31, 2006, NGH owned approximately 94% of the issued and outstanding equity securities of Plastinum Corp. (“Plastinum”). Plastinum is developing a proprietary technology designed to process two or more discrete plastic polymers. The technology is in the final stages of testing and, when testing is completed, the technology will be marketed primarily in the United States. On January 31, 2007, we filed definitive proxy materials (after having originally filed preliminary proxy materials on July 12, 2006) with the SEC for the purpose of, among other things, electing directors, selecting the Company's independent auditors and approving a pro rata distribution (or "spin off") of Plastinum to our stockholders whereby our stockholders would receive one share of Plastinum common stock for each share of NGH common stock the stockholder owned. On February 16, 2007, a meeting of the Company’s stockholders was held where all of the matters to be voted upon as set forth in the definitive proxy materials were approved and/or ratified.

The spin-off of Plastinum was thereafter effected on February 20, 2007 to stockholders of record as of such date and the Company no longer owns any interest in Plastinum or the Plastinum business. CONSEQUENTLY, WE CURRENTLY HAVE NO OPERATING BUSINESS AND ARE A “SHELL” COMPANY WITH NO MATERIALS ASSETS. At present, we have insufficient capital on hand to fund our operations through 2007. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

ON FEBRUARY 20, 2007, THE COMPANY EFFECTED THE SPIN OFF OF ITS PLASTINUM SUBSIDIARY AS DETAILED ABOVE. CONSEQUENTLY, WE CURRENTLY HAVE NO OPERATING BUSINESS AND ARE A “ SHELL ” COMPANY WITH NO MATERIAL ASSETS .

As a “shell” company, the Company currently does not engage in any business activities that provide cash flow. Going forward, we will seek to enter into a business combination with another entity, though no material discussions have yet been had with respect to any potential business combination and there can be no assurance that we will be successful in entering into any business combination transaction.

In investigating and seeking a business combination, we may pursue an acquisition strategy whereby we will acquire businesses with a history of operating revenues in markets that provide room for growth. We intend to engage in identifying, investigating and, if investigation warrants, acquiring companies that will enhance revenues and increase shareholder value. The focus of such a strategy is to pursue growth by acquiring undervalued businesses with a history of operating revenues. We will utilize several criteria to evaluate prospective acquisitions including whether the business to be acquired (1) is an established business with viable services or products, (2) has an experienced and qualified management team, (3) has room for growth and/or expansion into other markets, (4) is accretive to earnings, (5) offers the opportunity to achieve and/or enhance profitability, and (6) increases shareholder value. Due to our limited financial resources, in order to complete an acquisition, we will be required to seek additional financing, through either equity or debt financing.

Alternatively, a business combination may involve the acquisition of, or merger with, a company which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering. A company may desire to become publicly traded for certain perceived benefits which may include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult, complex and risky.

Any target business that is selected for a business combination may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

Operating losses from continuing operations decreased from $82,437 for the three months ended March 31, 2006 to $45,189 for the three months ended March 31, 2007. The decrease of $37,248 was primarily the result of decreases in compensation and consulting fees of $24,250 and other general and administrative expenses of $40,416, partially offset by an increase in professional fees of $27,418. The net decrease results from the spin off of our Plastinum subsidiary. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 and $226,146 for the three months ended March 31, 2007 and 2006, respectively. This other income consists of non-cash credits for the change in fair value of our warrant liabilities.

Loss from discontinued operations was $196,224 and $183,504 for the three months ended March 31, 2007 and 2006, respectively. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had a deficiency in working capital of $929,222. For the three months ended March 31, 2007, we generated a net cash flow deficit from operating activities of $259,490 consisting primarily of net income of $861,419, adjusted for a net change in liabilities of $75,200 and net non-cash financial credits of $1,183,498. We have funded our operations through the sale of common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied mostly on advances from stockholders and sales of our common stock. There is no assurance that the stockholders will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

To the extent we seek to implement our acquisition strategy, we will be entirely dependent upon our limited available financial resources and we cannot ascertain with any degree of certainty the capital requirements for the successful execution of our acquisition strategy. However, our current limited financial resources are expected to be insufficient to implement that strategy. Therefore, we will be required to seek additional financing to complete an acquisition. Also, in the event of the consummation of an acquisition, we may require additional financing to fund the operations or growth of the target.

There can be no assurance that additional financing will be available on acceptable terms, or at all. To the extent that additional financing proves to be unavailable when needed, we would, in all likelihood, be compelled to abandon our acquisition strategy. Our inability to secure additional financing, if needed, could also have a material adverse effect on our continued development or growth. We have no arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable to us and in our best interests.

Although we have no commitments as of this date to issue our securities, we will, in all likelihood, issue a substantial number of additional shares in connection with or following an acquisition. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their ownership interests in NGH. Additionally, if we issue a substantial number of shares of common stock in connection with or following an acquisition, a change in control of NGH may occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices for the common stock and could impair our ability to raise additional capital through the sale of its equity securities. We may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of NGH.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 3.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 7, 2005, we entered into a Debt Exchange Agreement with our president and chief executive officer, Jacques Mot, and Plastinum Corp., previously our subsidiary (“Plastinum”), pursuant to which we issued to Mr. Mot a Convertible Promissory Note in the principal amount of $753,304 representing amounts previously owed to him. The Convertible Promissory Note bore interest at a rate of 10% per annum, was payable on demand and was convertible at the option of Mr. Mot into shares of our Preferred Stock, or into shares of Plastinum Preferred Stock, subject to stockholder approval of the "spin off" of Plastinum. The conversion rate under the note was $1.507 per share of Preferred Stock (whether ours or Plastinum’s) and each share of Preferred Stock was convertible into 73 shares of Common Stock subject to adjustment for stock splits, stock dividends or similar transactions. On July 10, 2006, we, Mr. Mot and Plastinum entered into an Election to Convert and Amendment to Debt Exchange Agreement which amended the original Debt Exchange Agreement and pursuant to which Mr. Mot converted the outstanding principal and accrued interest under the Convertible Promissory Note issued by us in the approximate outstanding balance of $796,645 into 528,629.58 shares of our Series A Preferred Stock. On February 16, 2007, the Series A Preferred Stock automatically converted into 38,672,076 shares of our Common Stock upon the filing of an Amendment to our Certificate of Incorporation increasing the number of authorized shares of our Common Stock to 150,000,000 shares. On February 20, 2007, with the effectiveness of the "spin-off" of Plastinum to our stockholders, Mr. Mot also received the same number of shares of common stock of Plastinum.

On March 7, 2007, the following persons or entitles were issued warrants (in reliance on Regulation S under the Securities Act) to purchase an aggregate of 1,985,584 shares of either our common stock or Plastinum common stock at an exercise price of $0.35 per share as follows:

Patrick Hellinckx	231,900
Jan Rasschaert	100,400
Polymer Consulting Limited	801,487
Marc de Ridder	136,950
Volarder Corp.	714,847

On April 5, 2007, we issued 79,637 shares of our common stock to Robert Scherne in reliance on Section 4(2) of the Securities Act in connection with Mr. Scherne’s agreement with the Company pursuant to which Mr. Scherne has been retained as interim Chief Financial Officer of the Company on a consulting basis.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 16, 2007, a special meeting of stockholders was held where the following matters were voted upon with the following number of votes being cast for, against or withheld as well as there being the following number of abstentions and broker non-votes, as to each matter:

MATTER	VOTES FOR	VOTES AGAINST	ABSTENTIONS
To elect the following Directors to hold office for a term of one year and until their successors are elected and qualified: Jacques Mot Marcel Rokegem	70,418,395	0	0
To approve the “spin-off” of the common stock of Plastinum Corp. held by the Company to the Company’s stockholders.	70,413,395	0	5,000
To approve the amendment of the Company’s certificate of incorporation to increase the number of authorized shares of the Company’s common stock from 50,000,000 to 150,000,000.	70,413,395	0	5,000
To ratify the “debt conversion transaction” previously effected by the Company with its President and Chief Executive Officer, Jacques Mot, pursuant to which Mr. Mot obtained the right to convert debt of the Company to him into shares of Preferred Stock of the Company representing approximately 44.4 % of the outstanding shares of Common Stock of the Company on an “as converted” basis.	31,741,319	0	5,000
To ratify the appointment of Russell Bedford Stefanou Mirchandani LLP as independent auditors of the Company for the fiscal year ending December 31, 2006.	69,928,395	0	490,000

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

&&&	3.1	Certificate of Incorporation

++	3.2	By-Laws

++	4.1	Specimen Certificate for Common Stock

*****	4.2	Form of Warrant at $0.35 expiring 3 years after issuance date

&	4.3	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007.

+	10.1	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

#	10.2	Form of Subscription Agreement

**	10.3	Share Exchange Agreement dated as of December 29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

***	10.4	Share Exchange Agreement dated as of February 28, 2001 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

+++	10.5	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	10.6	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

##	10.7	Form of Subscription Agreement for 2004 Regulation S Offering

****	10.8	Subscription Agreement between the Company and Alfons de Maeseneir

##	10.9	Debt Exchange Agreement among New Generation Holdings, Inc. New Generation Partners, Inc. and Jacques Mot dated as of December 7, 2005.

##	10.10	Convertible Promissory Note in favor of Jacques Mot dated December 7, 2005

*****	10.11	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

*****	10.12	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

*****	10.13	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

*****	10.14	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

*****	10.15	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

*****	10.16	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

&&	10.17	Election to Convert and Amendment to Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated as of July 10, 2006

&&	10.18	Advisory Agreement between New Generation Holdings, Inc. and Valley Road Capital, dated July 10, 2006.

&	31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	Filed herewith.

&&	Incorporated by reference to the Company’s Form 8-K filed on July 12, 2006

&&&	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2007 filed on March 7, 2007

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001

#	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.

##	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2004 filed on December 7, 2005

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.

**	Incorporated by reference to the Company's Form 8-K filed on February 28, 2001

***	Incorporated by reference to the Company's Form 8-K filed on March 12, 2001

****	Incorporated by reference to the Company’s Form 8-K filed on May 12, 2005

*****	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2005 filed on April 11, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)

By:	/s/ Jacques Mot
Name: Jacques Mot
Title: President and Chief Executive Officer

Date: May 11, 2007

By:	/s/ Robert Scherne
Name: Robert Scherne
Title: Chief Financial Officer

Date: May 11, 2007