Form 10QSB
period 2007-06-30
NEW GENERATION HOLDINGS INC
filed 2007-08-03
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 88,749,973 shares of Common Stock, par value $.001 per share, outstanding as of July 20, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes   ☐    No   ☒

NEW GENERATION HOLDINGS, INC.

Form 10-QSB
For the Quarter Ended June 30, 2007

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$-

Total assets	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$632,105
Due to Plastinum	114,167
Due to stockholder	207,429

Total current liabilities	953,701

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
none issued and outstanding	-
Common stock, par value $.001 per share; 150,000,000 shares authorized,
88,749,973 shares issued and outstanding	88,750
Additional paid-in capital	38,203,439
Other comprehensive income	20,926
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(8,185,085)

Total deficiency in stockholders' equity	(953,701)

Total liabilities and deficiency in stockholders' equity	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative Period from April 7, 2003 (Reestablishment of Development Stage Company) to June 30,
	2007	2006	2007	2006	2007
Operating expenses:
General and administrative expenses	$35,295	$48,170	$80,484	$130,609	$1,134,266

Total operating expenses	35,295	48,170	80,484	130,609	1,134,266

Loss from continuing operations before
other income (expense)	(35,295)	(48,170)	(80,484)	(130,609)	(1,134,266)

Change in value of warrant liability	-	1,361,347	1,102,832	1,606,326	(6,254,174)
Interest expense	-	(18,833)	-	(37,666)	(796,645)

Income (loss) from continuing operations
before provision for income taxes	(35,295)	1,294,344	1,022,348	1,438,051	(8,185,085)

Provision for income taxes	-	-	-	-	-

Net income (loss) from continuing operations	(35,295)	1,294,344	1,022,348	1,438,051	(8,185,085)

Loss from discontinued operations, net of tax	-	(541,726)	(196,224)	(725,230)	(5,267,038)

Net income (loss)	$(35,295)	$752,618	$826,124	$712,821	$(13,452,123)

Net income (loss) per common share, basic
Continuing operations	$-	$0.03	$0.01	$0.03
Discontinued operations	-	(0.01)	-	(0.02)
	$-	$0.02	$0.01	$0.01

Net income (loss) per common share, diluted
Continuing operations	$-	$0.03	$0.01	$0.03
Discontinued operations	-	(0.01)	-	(0.02)
	$-	$0.02	$0.01	$0.01

Weighted average shares outstanding, basic	88,746,472	48,428,670	78,025,721	47,507,676
Weighted average shares outstanding, diluted	88,746,472	50,000,000	78,025,721	50,000,000

Comprehensive income (loss):
Net income (loss)	$(35,295)	$752,618	$826,124	$712,821
Foreign currency translation loss	-	(122)	-	(3,713)

Comprehensive income (loss)	$(35,295)	$752,496	$826,124	$709,108

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	21,056,690	$21,059	$29,636,051	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled
wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	6,500,120	6,500	643,514	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	18,014,150	18,014	1,783,401	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	546,000	546	54,054	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005 - restated	-	-	46,116,960	46,119	28,615,458	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	1,313,000	1,313	129,987	(131,300)	-	-	-	-

Sale of common stock	-	-	2,568,300	2,566	254,264		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	49,998,260	49,998	30,276,005	-	(31,081,731)	(14,278,247)	20,926	(15,012,520)

Common stock issued upon conversion of preferred stock	(528,630)	(529)	38,672,076	38,672	(38,143)					-

Reclassification of warrant liability to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			79,637	80	10,736					10,816

Stock based compensation					(86,096)					(86,096)

Net income								826,124		826,124

Adjustment for deconsolidation of former subsidiary					(3,451,657)			5,267,038		1,815,38

Balance, June 30, 2007	-	$-	$88,749,973	$88,750	$38,203,439	$-	$(31,081,731)	$(8,185,085)	$20,926	$(953,701)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,		Cumulative Period from April 7, 2003 (Reestablishment of Development Stage Company) to June 30,
	2007	2006	2007
Cash flows from operating activities:
Net income (loss)	$826,124	$712,821	$(13,452,123)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	(86,096)	-	154,172
Amortization of debt discount	5,430	-	774,481
Change in value of warrant liability	(1,102,832)	(1,606,326)	6,254,174
Interest converted to preferred stock	-	-	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	(5,611)	(6,870)	(46,366)
Increase (decrease) in liabilities:
Accounts payable	103,495	144,910	1,552,308

Cash used in operating activities	(259,490)	(755,465)	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	(36,893)	-	(36,893)
Advances from stockholder	256,957	-	712,335
Proceeds from sale of convertible notes	-	-	500,000
Proceeds from sale of common stock	-	757,430	3,394,755

Cash provided by financing activities	220,064	757,430	4,570,197

Effect of exchange rate changes on cash	-	(3,713)	20,926

Net decrease in cash	(39,426)	(1,748)	-
Cash, beginning of period	39,426	2,946	-
Cash, end of period	$-	$1,198	$-

Supplemental disclosure of non-cash financing activities:

Warrants issued for accrued consulting	$442,070	$-
Reclassification of warrant liability to equity	11,050,524	149,361
Expenses paid by former subsidiary	105,713	-
See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

BUSINESS

New Generation Holdings, Inc. ("we ", "us", "our", "NGH", or the "Company"), was formed under the laws of the State of Delaware in 1999. We are a development stage company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7"). At December 31, 2006, we owned approximately 94% of the issued and outstanding equity securities of Plastinum Polymer Technologies Corp., formerly known as Plastinum Corp. (“Plastinum”). On February 20, 2007, we effected a pro rata distribution (or "spin off") of Plastinum to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. The results of operations of Plastinum have been included in these financial statements through February 20, 2007 and are presented as discontinued operations in the financial statements.

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through June 30, 2007 the Company has accumulated losses of $8,185,085.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the six month periods ended June 30, 2007 and 2006 and from date of inception as development stage enterprise (April 7, 2003) to June 30, 2007 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $8,185,085 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $953,701 at June 30, 2007 and have a stockholders' deficiency of $953,701 at June 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

Per share basic and diluted net loss amounted to $0.00 for the three months ended June 30, 2007, compared with income of $0.02 for the three months ended June 30, 2006. Per share basic and diluted net income amounted to $0.01 and $0.01 for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007, 24,206,931 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

For the three and six months ended June 30, 2006, 28,086,570 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be dilutive.

Since we did not have enough authorized shares available at June 30, 2006 for the exercise or conversion of our dilutive securities, we limited the denominator used in the calculation of diluted earnings per share to our authorized shares. If we were to include all dilutive securities the calculation, diluted earnings per share would be as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Net income	$0.01	$0.01
Weighted average shares outstanding	84,946,762	84,025,768

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

On April 5, 2007, we issued 79,637 shares of our common stock, valued at $10,816, for services provided to us. This amount had been accrued at December 31, 2006.

During the three and six months ended June 30, 2006, we recorded approximately $1,361,000 and $1,606,000, respectively, as a credit to Change in Value of Warrant Liability to reflect the change in value during those periods.

During the six months ended June 30, 2006 we received subscriptions in the aggregate amount of $256,830 to purchase 2,568,300 shares of common stock along with warrants for an additional 2,568,300 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

NOTE C -RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, Plastinum paid certain of our expenses, primarily related to professional fees. These payments aggregated $103,495 during the period.

During the six months ended June 30, 2007, Plastinum received advances from our President for working capital purposes. These advances aggregated $256,957 for the period January 1 through February 20, 2007.

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

Going Concern

At December 31, 2006, we owned approximately 94% of the issued and outstanding equity securities of Plastinum Polymer Technologies Corp., formerly known as Plastinum Corp. (“Plastinum”). On February 20, 2007, we effected a pro rata distribution (or "spin off") of Plastinum to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. CONSEQUENTLY, WE CURRENTLY HAVE NO OPERATING BUSINESS AND ARE A “SHELL” COMPANY WITH NO MATERIALS ASSETS . At present, we have insufficient capital on hand to fund our operations through 2007. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

Operating losses from continuing operations decreased from $48,170 for the three months ended June 30, 2006 to $35,295 for the three months ended June 30, 2007. The decrease of $12,875 was the result of decreases in compensation and consulting fees of $23,211 and professional fees of $21,303, partially offset by an increase in other general and administrative expenses of $31,639. The net decrease resulted from the spin off of Plastinum discussed above. At present, we have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,342,514 for the three months ended June 30, 2006. This other income consists primarily of non-cash credits for the change in fair value of our warrant liabilities.

Loss from discontinued operations was $541,726 for the three months ended June 30, 2006. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

Operating losses from continuing operations decreased from $130,609 for the six months ended June 30, 2006 to $80,484 for the six months ended June 30, 2007. The decrease of $50,125 was the result of decreases in compensation and consulting fees of $45,247 and other general and administrative expenses of $10,993 partially offset by an increase in professional fees of $6,115. The net decrease resulted from the spin off of Plastinum. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 and $1,568,660 for the six months ended June 30, 2007 and 2006, respectively. This other income consists primarily of non-cash credits for the change in fair value of our warrant liabilities.

Loss from discontinued operations was $196,224 and $725,230 for the six months ended June 30, 2007 and 2006, respectively. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had a deficiency in working capital of $953,701. For the six months ended June 30, 2007, we generated a net cash flow deficit from operating activities of $259,490 consisting primarily of net income of $826,124, adjusted for a net change in liabilities of $103,495 and net non-cash financial credits of $1,183,498. We have funded our operations through the sale of common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From July 16, 2004 through June 9, 2006, we issued an aggregate of 28,941,570 shares of common stock to non-U.S. citizens or entities pursuant to a private placement conducted by us in reliance on Regulation S under the Securities Act. Pursuant thereto, each purchaser purchased shares of our common stock of at a purchase price of $0.10 per share and, in general, received one warrant for the purchase of our common stock, exercisable at $0.35 per share, for each share of our common stock purchased. Subsequently, in contemplation of the spin off of Plastinum Polymer Technologies Corp. (“Plastinum”) by us, the terms of the warrants were modified to permit their exercise for shares of either our common stock or Plastinum common stock, all other terms remaining the same.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6 .	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

& &&	3.1	Certificate of Incorporation

++	3.2	By-Laws

++	4.1	Specimen Certificate for Common Stock

++	4.2	Form of Warrant at $0.35 expiring 3 years after issuance date

&	4.3	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007.

+	10.1	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

#	10.2	Form of Subscription Agreement

**	10.3	Share Exchange Agreement dated as of December 29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

***	10.4	Share Exchange Agreement dated as of February 28, 2001 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

+++	10.5	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	10.6	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

##	10.7	Form of Subscription Agreement for 2004 Regulation S Offering

****	10.8	Subscription Agreement between the Company and Alfons de Maeseneir

##	10.9	Debt Exchange Agreement among New Generation Holdings, Inc. New Generation Partners, Inc. and Jacques Mot dated as of December 7, 2005.

##	10.10	Convertible Promissory Note in favor of Jacques Mot dated December 7, 2005

*****	10.11	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

*****	10.12	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

*****	10.13	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

*****	10.14	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

*****	10.15	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

*****	10.16	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

&&	10.17	Election to Convert and Amendment to Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated as of July 10, 2006

&&	10.18	Advisory Agreement between New Generation Holdings, Inc. and Valley Road Capital, dated July 10, 2006.

&	31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	Filed herewith.

&&	Incorporated by reference to the Company’s Form 8-K filed on July 12, 2006

&&&	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2007 filed on March 7, 2007

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001.

#	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.

##	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2004 filed on December 7, 2005.

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.

**	Incorporated by reference to the Company's Form 8-K filed on February 28, 2001

***	Incorporated by reference to the Company's Form 8-K filed on March 12, 2001

****	Incorporated by reference to the Company’s Form 8-K filed on May 12, 2005

*****	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2005 filed on April 11, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)

By:	/s/ Jacques Mot Name: Jacques Mot
Title: President and Chief Executive Officer

Date: August 3, 2007

By:	/s/ Robert Scherne Name: Robert Scherne
Title: Chief Financial Officer

Date: August 3, 2007