Form 10QSB
period 2007-09-30
NEW GENERATION HOLDINGS INC
filed 2007-11-06
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__

FORM 10-QSB

__

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the issuer's classes of common equity, as of the latest practicable date: 88,749,973 shares of Common Stock, par value $.001 per share, outstanding as of October 20, 2007.

Transitional Small Business Disclosure Format (Check One):  Yes   ☐    No   ☒

NEW GENERATION HOLDINGS, INC.

Form 10-QSB
For the Quarter Ended September 30, 2007

__

TABLE OF CONTENTS

 __

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

Assets

Current assets:
Cash	$-

Total assets	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$640,367
Due to Plastinum	114,485
Due to stockholder	207,429

Total current liabilities	962,281

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized,
none issued and outstanding	-
Common stock, par value $.001 per share; 150,000,000 shares authorized,
88,749,973 shares issued and outstanding	88,750
Additional paid-in capital	38,203,439
Other comprehensive income	20,926
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(8,193,665)

Total deficiency in stockholders' equity	(962,281)

Total liabilities and deficiency in stockholders' equity	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF LOSSES
SEPTEMBER 30, 2007
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative Period from April 7, 2003 (Reestablishment of Development Stage Company) to September 30,
	2007	2006	2007	2006	2007

Operating expenses:
General and administrative expenses	$8,580	$80	$89,064	$130,689	$1,142,846

Total operating expenses	8,580	80	89,064	130,689	1,142,846

Loss from continuing operations before
other income (expense)	(8,580)	(80)	(89,064)	(130,689)	(1,142,846)

Change in value of warrant liability	-	(6,108,294)	1,102,832	(4,501,968)	(6,254,174)
Interest expense	-	(675)	-	(38,341)	(796,645)

Income (loss) from continuing operations
before provision for income taxes	(8,580)	(6,109,049)	1,013,768	(4,670,998)	(8,193,665)

Provision for income taxes	-	-	-	-	-

Net income (loss) from continuing operations	(8,580)	(6,109,049)	1,013,768	(4,670,998)	(8,193,665)

Loss from discontinued operations, net of tax	-	(558,488)	(196,224)	(1,283,718)	(5,267,038)

Net income (loss)	$(8,580)	$(6,667,537)	$817,544	$(5,954,716)	$(13,460,703)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.00)	$(0.12)	$0.01	$(0.10)
Discontinued operations	-	(0.01)	(0.00)	(0.02)
	$(0.00)	$(0.13)	$0.01	$(0.12)

Weighted average shares outstanding, basic and diluted	88,749,973	49,998,260	81,639,754	48,346,994

Comprehensive income (loss):
Net income (loss)	$(8,580)	$(6,667,537)	$817,544	$(5,954,716)
Foreign currency translation loss	-	-	-	(3,713)

Comprehensive income (loss)	$(8,580)	$(6,667,537)	$817,544	$(5,958,429)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
SEPTEMBER 30, 2007
(Unaudited)

							Accumulated Deficit
	Preferred Stock		Common Stock		Additional Pain-in	Common Stock	Prior to Development	During Development	Other Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	21,056,690	$21,059	$29,636,051	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled
wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to
April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	6,500,120	6,500	643,514	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	18,014,150	18,014	1,783,401	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	546,000	546	54,054	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005 - restated	-	-	46,116,960	46,119	28,615,458	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	1,313,000	1,313	129,987	(131,300)	-	-	-	-

Sale of common stock	-	-	2,568,300	2,566	254,264		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	49,998,260	$49,998	$30,276,005	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion
of preferred stock	(528,630)	(529)	38,672,076	38,672	(38,143)					-

Reclassification of warrant liability
to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			79,637	80	10,736					10,816

Stock based compensation					(86,096)					(86,096)

Net income								817,544		817,544

Adjustment for deconsolidation of
former subsidiary					(3,451,657)			5,267,038		1,815,381

Balance, September 30, 2007	-	-	88,749,973	88,750	38,203,439	-	(31,081,731)	(8,193,665)	20,926	(962,281)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SEPTEMBER 30, 2007
(Unaudited)

	Nine months ended September 30,		Cumulative Period from April 7, 2003 (Reestablishment of Development Stage Company) to September 30,
	2007	2006	2007

Cash flows from operating activities:
Net income (loss)	$817,544	$(5,954,716)	$(13,460,703)
Adjustments to reconcile net loss to net
cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	(86,096)	120,134	154,172
Amortization of debt discount	5,430	7,400	774,481
Change in value of warrant liability	(1,102,832)	4,501,968	6,254,174
Expenses paid by Plastinum	318	-	318
Interest converted to preferred stock	-	43,341.00	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	(5,611)	(22,840)	(46,366)
Increase (decrease) in liabilities:
Accounts payable	111,757	(52,213)	1,560,570

Cash used in operating activities	(259,490)	(1,356,926)	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	(36,893)		(36,893)
Advances from stockholder	256,957	147,351	712,335
Proceeds from sale of convertible notes	-	500,000	500,000
Proceeds from sale of common stock	-	757,430	3,394,755

Cash provided by financing activities	220,064	1,404,781	4,570,197

Effect of exchange rate changes on cash	-	(3,713)	20,926

Net (decrease) increase in cash	(39,426)	44,142	-
Cash, beginning of period	39,426	2,946	-
Cash, end of period	$-	$47,088	$-

Supplemental disclosure of non-cash financing activities:

Warrants issued for accrued consulting	$442,070	$-
Reclassification of warrant liability to equity	11,050,524	149,361
Expenses paid by former subsidiary	105,713	-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through September 30, 2007 the Company has accumulated losses of $8,193,665.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statement.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the nine month periods ended September 30, 2007 and 2006 and from date of inception as development stage enterprise (April 7, 2003) to September 30, 2007 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2007.

GOING CONCERN

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $8,193,665 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $962,281 at September 30, 2007 and have a stockholders' deficiency of $962,281 at September 30, 2007. These factors raise substantial doubt about our ability to continue as a going concern.

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

Per share basic and diluted net loss amounted to $0.00 for the three months ended September 30, 2007, compared with a net loss of $0.13 for the three months ended September 30, 2006. Per share basic and diluted net income amounted to $0.01 for the nine months ended September 30, 2007 compared with a net loss of $0.12 for the nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, 22,278,034 potential shares were excluded from the shares used to calculate diluted earnings or loss per share as their inclusion would increase net income or reduce net loss per share.

For the three and nine months ended September 30, 2006, 66,876,560 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would be antidilutive.

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

During the three and nine months ended September 30, 2006, we recorded approximately $6,108,000 and $4,502,000, respectively, as a charge to Change in Value of Warrant Liability to reflect the change in value during those periods.

During the nine months ended September 30, 2006 we received subscriptions in the aggregate amount of $256,830 to purchase 2,568,300 shares of common stock along with warrants for an additional 2,568,300 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of its restricted common stock and warrants under Regulation S.

NOTE C -RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, Plastinum paid certain of our expenses, primarily related to professional fees. These payments aggregated $114,485 during the period.

During the nine months ended September 30, 2007, Plastinum received advances from our President for working capital purposes. These advances aggregated $256,957 for the period January 1 through February 20, 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

Operating losses from continuing operations increased from $80 for the three months ended September 30, 2006 to $8,580 for the three months ended September 30, 2007. The increase of $8,500 was primarily the result of increases in compensation of $1,650 and professional fees of $6,613. At present, we have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other expense of $6,108,969 for the three months ended September 30, 2006. This other expense consists primarily of a non-cash charge for the change in fair value of our warrant liabilities.

Loss from discontinued operations was $558,488 for the three months ended September 30, 2006. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

Operating losses from continuing operations decreased from $130,689 for the nine months ended September 30, 2006 to $89,064 for the nine months ended September 30, 2007. The decrease of $41,625 was the result of decreases in compensation and consulting fees of $43,597 and other general and administrative expenses of $10,757 partially offset by an increase in professional fees of $12,729. The net decrease resulted from the spin off of Plastinum. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 for the nine months ended September 30, 2007 which consists of a non-cash credit for the change in fair value of our warrant liabilities. During the nine months ended September 30, 2006, we recorded other expense of $4,540,309 which consists of $38,341 of interest expense and a non-cash charge of $4,501,968 for the change in fair value of our warrant liabilities.

Loss from discontinued operations was $196,224 and $1,283,718 for the nine months ended September 30, 2007 and 2006, respectively. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a deficiency in working capital of $962,281. For the nine months ended September 30, 2007, we generated a net cash flow deficit from operating activities of $259,490 consisting primarily of net income of $817,544, adjusted for a net change in liabilities of $103,495 and net non-cash financial credits of $1,183,498. We have funded our operations through the sale of common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

This item is not applicable.

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

Date: November 6, 2007

By:	/s/ Robert Scherne
Name: Robert Scherne
Title: Chief Financial Officer

Date: November 6, 2007