Form 10KSB
period 2007-12-31
NEW GENERATION HOLDINGS INC
filed 2008-03-28
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The issuer's consolidated revenues from continuing operations for the year ended December 31, 2007 were $0.

As of February 29, 2008, the registrant had 88,749,973 shares of Common Stock, par value $0.001 per share, outstanding. The aggregate value of the common stock of the registrant held by non-affiliates as of February 29, 2008 was approximately $99,697 based upon the last sale price of $0.002 per share of the registrant’s common stock as reported by the OTC Bulletin Board on February 29,2008.

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

ITEM 1. DESCRIPTION OF BUSINESS.

New Generation Holdings, Inc. ("we," "us," "NGH", “our” or the "Company") is a Delaware corporation founded in 1999.

THE COMPANY CURRENTLY HAS NO OPERATING BUSINESS AND IS A “SHELL” COMPANY WITH NO MATERIAL ASSETS AND NO OPERATIONS.

As discussed in more detail below under “MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - MANAGEMENTS PLAN OF OPERATION”, as a “shell” company, the Company currently does not engage in any business activities that provide cash flow. Going forward, we will seek to enter into a business combination with another entity, though no material discussions have yet been had with respect to any potential business combination and there can be no assurance that we will be successful in entering into any business combination transaction.

Recent Developments

Issuance of Series B Preferred Stock

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER OWNS SHARES OF PREFERRED STOCK THAT UPON THEIR CONVERSION WOULD GIVE HIM OWNERSHIP OF APPROXIMATELY 95% OF OUR COMMON STOCK.

On December 31, 2007, the Company and our Chairman of the Board, President and Chief Executive Officer, Mr. Jacques Mot, entered into a Debt Exchange Agreement. Pursuant to the Debt Exchange Agreement, the amount of $207,429 by which the Company was indebted to Mr. Mot, which amount represented all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007, was exchanged by Mr. Mot for 91,081 newly issued shares of the Company’s Series B Preferred Stock. The Debt Exchange Agreement is subject to ratification by the stockholders of the Company at the next annual stockholders meeting.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of Common Stock of the Company, however the conversion is currently limited by the number of shares of the Company’s Common Stock currently authorized for issuance. Upon stockholder approval and contemplated filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of the Company’s Common Stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of the Company’s post-reverse split Common Stock. Based upon the number of outstanding shares of the Company’s Common Stock as of December 31, 2007, after giving effect to the contemplated reverse stock split and automatic conversion, Mr. Mot will own approximately 95% of the then outstanding shares of post-reverse split Common Stock of the Company.

Spin Off of Plastinum

At December 31, 2006, we owned approximately 94% of the issued and outstanding equity securities of Plastinum Polymer Technologies Corp., formerly known as Plastinum Corp. (“Plastinum”). On February 20, 2007, we effected a pro rata distribution (or "spin off") of Plastinum to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. Consequently, we currently have no operating business and are a “shell” company with no material assets and no material operations.

Reporting History

Prior to January 23, 2006, we had been delinquent in the making of our filings required under the Exchange Act of 1934, as amended (the “Exchange Act”). However, since January 23, 2006 and through the date of this filing, we have been current in our public filings.

Plastinum

As discussed above under the heading of “Recent Developments - Spin Off of Plastinum”, at December 31, 2006 we owned approximately 94% of the issued and outstanding equity of Plastinum. On February 20, 2007, we effected the spin off of all of our ownership interest in Plastinum to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. Consequently, we currently have no operating business and are a “shell” company with no material assets and no material operations. The operations of Plastinum are presented as discontinued operations in the accompanying financial statements.

NUMBER OF EMPLOYEES

As of December 31, 2007, we had one employee, Jacques Mot, our Chief Executive Officer, We also use independent contractors to fulfill administrative functions.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

NGH does not have any costs associated with compliance with environmental laws or regulations.

DEPENDENCE ON KEY CUSTOMERS; MAJOR SUPPLIERS

NGH has no customers or suppliers and is therefore not dependent on any customer or supplier.

ITEM 2. DESCRIPTION OF PROPERTIES.

LOCATION AND DESCRIPTION OF PROPERTIES

NGH does not own or make lease payments on any real property.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2007, we are not a party to any pending legal proceeding and our property is not subject to any pending legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock currently trades on the OTC Bulletin Board under the symbol “NGPX”. On February 29, 2008, the last sales price for our common stock as reported by the OTC Bulletin Board was $0.002 per share.

From the beginning of 2006 through June 11, 2006, shares of our Common Stock were quoted on Pink Sheets LLC. From June 12, 2006, shares of our Common Stock have been listed on the OTC Bulletin Board. The following table sets forth for the periods indicated the high and low bid quotations (for the period from January 1, 2006 through June 11, 2006) or the high and low sales prices (for the period from June 12, 2006 through December 31, 2007) for our common stock as reported by Pink Sheets LLC and the OTC Bulletin Board, as applicable. These Pink Sheets LLC quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
4th Quarter 2007, ended 12/31/07	$0.004	$0.002
3rd Quarter 2007, ended 9/30/07	$0.010	$0.002
2nd Quarter 2007, ended 6/30/07	$0.035	$0.008
1st Quarter 2007, ended 3/31/07	$0.69	$0.03
4th Quarter 2006, ended 12/31/06	$0.75	$0.50
3rd Quarter 2006, ended 9/30/06	$0.57	$0.26
2nd Quarter 2006, ended 6/30/06	$0.31	$0.26
1st Quarter 2006, ended 3/31/06	$0.32	$0.20

HOLDERS

The number of record holders of our common stock as of February 29, 2008, was approximately 151 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

DIVIDEND POLICY

We have not paid any dividends since our inception. We do not anticipate paying dividends on our common stock in the foreseeable future but plan to retain earnings, if any, for the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

On December 31, 2007, the Company and our Chairman of the Board, President and Chief Executive Officer, Mr. Jacques Mot, entered into a Debt Exchange Agreement. Pursuant to the Debt Exchange Agreement, the amount of $207,429 by which the Company was indebted to Mr. Mot, which amount represented all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007, was exchanged by Mr. Mot for 91,081 newly issued shares of the Company’s Series B Preferred Stock. The Debt Exchange Agreement is subject to ratification by the stockholders of the Company at the next annual stockholders meeting.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of Common Stock of the Company, however the conversion is currently limited by the number of shares of the Company’s Common Stock currently authorized for issuance. Upon stockholder approval and contemplated filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of the Company’s Common Stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of the Company’s post-reverse split Common Stock. Based upon the number of outstanding shares of the Company’s Common Stock as of December 31, 2007, after giving effect to the contemplated reverse stock split and automatic conversion, Mr. Mot will own approximately 95% of the then outstanding shares of post-reverse split Common Stock of the Company.

ISSUER PURCHASES OF EQUITY SECURITIES

There were no repurchases of equity securities by the us or any affiliated purchasers during the fourth quarter of the year ended December 31, 2007.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Going Concern

At December 31, 2006, we owned approximately 94% of the issued and outstanding equity securities of Plastinum Polymer Technologies Corp., formerly known as Plastinum Corp. (“Plastinum”). On February 20, 2007, we effected a pro rata distribution (or "spin off") of Plastinum to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. CONSEQUENTLY, WE CURRENTLY HAVE NO OPERATING BUSINESS AND ARE A “SHELL” COMPANY WITH NO MATERIAL ASSETS OR OPERATIONS. At present, we have insufficient capital on hand to fund our operations through 2008. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

ON FEBRUARY 20, 2007, THE COMPANY EFFECTED THE SPIN OFF OF ITS PLASTINUM SUBSIDIARY AS DETAILED ABOVE. CONSEQUENTLY, WE CURRENTLY HAVE NO OPERATING BUSINESS AND ARE A “ SHELL ” COMPANY WITH NO MATERIAL ASSETS OR OPERATIONS.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

Operating losses from continuing operations decreased from $182,963 for the year ended December 31, 2006 to $25,353 for the year ended December 31, 2007. The decrease of $157,610 was the result of decreases in compensation and consulting fees of $48,340, professional fees of $16,728 and other general and administrative expenses of $92,542. The decreases resulted from the spin off of Plastinum and gains from the settlement of liabilities of $44,675, which have been offset against general and administrative expenses. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 for the year ended December 31, 2007 which consists of a non-cash credit for the change in fair value of our warrant liabilities. During the year ended December 31, 2006, we recorded other expense of $6,472,670 which consists of $38,341 of interest expense and a non-cash charge of $6,434,329 for the change in fair value of our warrant liabilities.

Loss from discontinued operations was $196,224 and $1,927,963 for the years ended December 31, 2007 and 2006, respectively. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had a deficiency in working capital of $898,570. For the year ended December 31, 2007, we generated a net cash flow deficit from operating activities of $259,490 consisting primarily of net income of $881,255, adjusted for a net change in liabilities of $30,663 and net non-cash financial credits of $1,183,498. We have funded our operations through the sale of common stock through private placements. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

Although we have no commitments as of this date to issue our securities, we will, in all likelihood, issue a substantial number of additional shares in connection with or following an acquisition. To the extent that additional shares of common stock are issued, our stockholders would experience dilution of their ownership interests in NGH. Additionally, if we issue a substantial number of shares of common stock in connection with or following an acquisition, a change in control of NGH may occur which may affect, among other things, our ability to utilize net operating loss carry forwards, if any. Furthermore, the issuance of a substantial number of shares of common stock may adversely affect prevailing market prices for the common stock and could impair our ability to raise additional capital through the sale of its equity securities. We may use consultants and other third parties providing goods and services. These consultants or third parties may be paid in cash, stock, options or other securities of NGH..

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

EFFECTIVE FEBRUARY 20, 2007, THE COMPANY “SPUN OFF” PLASTINUM TO ITS STOCKHOLDERS AND NOW NO LONGER OWNS ANY INTEREST IN PLASTINUM OR THE PLASTINUM BUSINESS DISCUSSED HEREIN AND CURRENTLY HAS NO BUSINESS OPERATIONS AND IS A "SHELL" COMPANY WITH NO MATERIAL ASSETS OR OPERATIONS.

The spin off of Plastinum is discussed in greater detail above under “RECENT DEVELOPMENTS - SPIN OFF OF PLASTINUM”.

Our CEO Owns Preferred Stock Convertible Into 95% of Our Common Stock

As discussed below under “Recent Developments - Issuance Of Series B Preferred Stock”, MR. JACQUES MOT, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OWNS SHARES OF SERIES B CONVERTIBLE PREFERRED STOCK OF THE COMPANY THAT UPON CONVERSION WOULD PROVIDE MR. MOT WITH OWNERSHIP OF APPROXIMATELY 95% OF THE THEN OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY.

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

Employees

As of December 31, 2007, we had one employee, Jacques Mot, our Chief Executive Officer. Prior to January 1, 2005, Mr. Mot served as a consultant.

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our management. To a very significant degree, we are dependent upon the continued services of Jacques Mot, our president and chief executive officer. If we lost the services of Mr. Mot before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on Mr. Mot.

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

Potential Inability to Make Required Public Filings

We currently have only one employee and no material assets. Given our limited personnel and limited resources, we may be unable to continue to make all required public filings in a timely manner, in which case shares of our common stock may be delisted from the OTC Bulletin Board. We could also be subject to regulatory action and/or lawsuits by stockholders.

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

Doubt as to Ability to Continue as Going Concern

The Company's independent certified public accountant has stated in their report included in this Annual Report that we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

We anticipate raising any necessary capital from outside investors coupled with bank or mezzanine lenders. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital.

RECENT DEVELOPMENTS

Issuance of Series B Preferred Stock

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER OWNS SHARES OF PREFERRED STOCK THAT UPON THEIR CONVERSION WOULD GIVE HIM OWNERSHIP OF APPROXIMATELY 95% OF OUR COMMON STOCK.

On December 31, 2007, the Company and our Chairman of the Board, President and Chief Executive Officer, Mr. Jacques Mot, entered into a Debt Exchange Agreement. Pursuant to the Debt Exchange Agreement, the amount of $207,429 by which the Company was indebted to Mr. Mot, which amount represented all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007, was exchanged by Mr. Mot for 91,081 newly issued shares of the Company’s Series B Preferred Stock. The Debt Exchange Agreement is subject to ratification by the stockholders of the Company at the next annual stockholders meeting.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of Common Stock of the Company, however the conversion is currently limited by the number of shares of the Company’s Common Stock currently authorized for issuance. Upon stockholder approval and contemplated filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of the Company’s Common Stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of the Company’s post-reverse split Common Stock. Based upon the number of outstanding shares of the Company’s Common Stock as of December 31, 2007, after giving effect to the contemplated reverse stock split and automatic conversion, Mr. Mot will own approximately 95% of the then outstanding shares of post-reverse split Common Stock of the Company.

Spin Off of Plastinum

At December 31, 2006, we owned approximately 94% of the issued and outstanding equity securities of Plastinum Polymer Technologies Corp., formerly known as Plastinum Corp. (“Plastinum”). On February 20, 2007, we effected a pro rata distribution (or "spin off") of Plastinum to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. Consequently, we currently have no operating business and are a “shell” company with no material assets and no material operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are included herewith: the Company's audited Financial Statements as of and for the fiscal years ended December 31, 2007 and December 31, 2006.

THESE FINANCIAL STATEMENTS SHOULD BE REVIEWED WITH CAUTION AS ON FEBRUARY 20, 2007, THE COMPANY EFFECTED THE SPIN OFF OF ITS PLASTINUM SUBSIDIARY AS DETAILED UNDER “RECENT DEVELOPMENTS - SPIN OFF OF PLASTINUM”. CONSEQUENTLY, WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN PLASTINUM, NO OPERATING BUSINESS AND NO MATERIAL ASSETS OR MATERIAL OPERATIONS .

NEW GENERATION HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2007 and 2006	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2007	F-3

Consolidated Statements of Losses for the Years ended December 31, 2007 and 2006 and for cumulative period from April 7, 2005 (date of inception as development stage enterprise) to December 31, 2007	F-4

Consolidated Statements of Deficiency in Stockholders’ Equity for the Years ended December 31, 2007	F-5

Consolidated Statements of Cash Flows for Years ended December 31, 2007 and 2006 and for cumulative period from April 7, 2005 (date of inception as development stage enterprise) to December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors
New Generation Holdings, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of New Generation Holdings, Inc. ("Company"), a development stage Company, as of December 31, 2007, and the related consolidated statements of losses, deficiency in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2007 and for the period April 7, 2003 (date of inception as a development stage enterprise) to December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Generation Holdings, Inc. as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 and from April 7, 2003 (date of inception as a development stage enterprise ) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ RBSM LLP
Certified Public Accountants

New York, New York
March 19, 2008

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2007

2007
Assets

Current assets:
Cash	$-
Cash - discontinued operations	-

Total assets	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$499,099
Due to Plastinum	192,042
Due to stockholder	207,429

Total current liabilities	898,570

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none and 528,630 shares issued and outstanding, respectively	-
Common stock, par value $.001 per share; 150,000,000 shares authorized, 88,749,973 and 49,998,260 shares issued and outstanding, respectively	88,750
Additional paid-in capital	38,203,439
Other comprehensive income	20,926
Accumulated deficit prior to development stage	(31,081,731)
Deficit accumulated during the development stage	(8,129,954)

Total deficiency in stockholders' equity	(898,570)

Total liabilities and deficiency in stockholders' equity	$-

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES

	Years ended December 31,		Cumulative Period from April 7, 2003 (Reestablishment of Development Stage Company) to December 31,
	2007	2006	2007
Operating expenses:
General and administrative expenses	$25,353	$182,963	$1,079,135

Total operating expenses	25,353	182,963	1,079,135

Loss from continuing operations before other income (expense)	(25,353)	(182,963)	(1,079,135)

Change in value of warrant liability	1,102,832	(6,434,329)	(6,254,174)
Interest expense	-	(38,341)	(796,645)

Income (loss) from continuing operations before provision for income taxes	1,077,479	(6,655,633)	(8,129,954)

Provision for income taxes	-	-	-

Net income (loss) from continuing operations	1,077,479	(6,655,633)	(8,129,954)

Loss from discontinued operations, net of tax	(196,224)	(1,927,963)	(5,267,038)

Net income (loss)	$881,255	$(8,583,596)	$(13,396,992)

Net income (loss) per common share, basic and diluted:
Continuing operations	$0.01	$(0.14)
Discontinued operations	$(0.00)	$(0.04)
	$0.01	$(0.18)

Weighted average shares outstanding, basic and diluted	83,431,919	48,763,203

Comprehensive income (loss):
Net income (loss)	$881,255	$(8,583,596)
Foreign currency translation loss	-	(8,043)

Comprehensive income (loss)	$881,255	$(8,591,639)

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

							Accumulated Deficit
	Preferred Stock		Common Stock		Additional	Common	Prior to	During	Other
	Shares	Par value	Shares	Par value	Paid-in Capital	Stock Subscribed	Development Stage	Development Stage	Comprehensive Income	Stockholders' Deficiency
Balance, December 31, 2002	-	$-	21,056,690	$21,059	$29,636,051	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	6,500,120	6,500	643,514	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	18,014,150	18,014	1,783,401	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	546,000	546	54,054	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005 - restated	-	-	46,116,960	46,119	28,615,458	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	1,313,000	1,313	129,987	(131,300)	-	-	-	-

Sale of common stock	-	-	2,568,300	2,566	254,264		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	49,998,260	$49,998	$30,276,005	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion of preferred stock	(528,630)	(529)	38,672,076	38,672	(38,143)					-

Reclassification of warrant liability to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			79,637	80	10,736					10,816

Stock based compensation					(86,096)					(86,096)

Net income								881,255		881,255

Adjustment for deconsolidation of former subsidiary					(3,451,657)			5,267,038		1,815,381

Balance, December 31, 2007	-	$-	88,749,973	$88,750	$38,203,439	-	$(31,081,731)	$(8,129,954)	$20,926	$(898,570)

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,		Cumulative Period from April 7, 2003 (Reestablishment of Development Stage Company) to December 31,
	2007	2006	2007

Cash flows from operating activities:
Net income (loss)	$881,255	$(8,583,596)	$(13,396,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	(86,096)	240,268	154,172
Amortization of debt discount	5,430	15,747	774,481
Change in value of warrant liability	(1,102,832)	6,434,329	6,254,174
Expenses paid by Plastinum	62,376	-	62,376
Gain on settlement of payables	(44,675)	-	(44,675)
Interest converted to preferred stock	-	43,341	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	(5,611)	(40,755)	(46,366)
Increase (decrease) in liabilities:
Accounts payable	30,663	222,381	1,479,476

Cash used in operating activities	(259,490)	(1,668,285)	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	(36,893)	-	(36,893)
Advances from stockholder	256,957	455,378	712,335
Proceeds from sale of convertible notes	-	500,000	500,000
Proceeds from sale of common stock	-	757,430	3,394,755

Cash provided by financing activities	220,064	1,712,808	4,570,197

Effect of exchange rate changes on cash	-	(8,043)	20,926

Net (decrease) increase in cash	(39,426)	36,480	-
Cash, beginning of period	39,426	2,946	-
Cash, end of period	$-	$39,426	$-

Supplemental disclosure of non-cash financing activities:

Warrants issued for accrued consulting	$442,070	$-
Reclassification of warrant liability to equity	11,050,524	-
Accounts payable paid by former subsidiary	121,212	-
Accrued liabilities settled in common stock	10,816	633,595
Conversion of note payable and accrued interest into preferred stock	-	796,645
Value attributed to warrants issued with debt	-	126,700

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2007 we have accumulated losses of $8,129,954.

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

We have had substantial net losses of $8,129,954 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $898,570 at December 31, 2007 and have a stockholders' deficiency of $898,570 at December 31, 2007.

On February 20, 2007, we effected the spin off of our Plastinum subsidiary as detailed above. Consequently, we currently have no operating business and are a “shell” company with no materials assets. At present, we have insufficient capital on hand to fund our operations through 2008. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Liquidity

As reflected in the accompanying consolidated financial statements, we have incurred net losses of $8,129,954 from the reestablishment of development stage operations to December 31, 2007, and have an accumulated deficit of $39,211,685 as of December 31, 2007. In addition, our current liabilities exceeded our current assets by $898,570 as of December 31, 2007. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Product Development Costs

Product development costs include expenses incurred by the Company for research, design and development of Plastinum’s proprietary technology. We incurred research and development expenses of $719,440 and $1,614,045 for the years ended December 31, 2006 from April 7, 2003 (date of inception of development stage) through December 31, 2006, respectively. Research and development expenses have been included as a part of discontinued operations in the financial statements.

Advertising

We charge the costs of advertising to expense as incurred. For the years ended December 31, 2007 and 2006, we incurred no advertising costs.

Stock Based Compensation

We account for our share-based compensation under the provisions of FASB Statement No. 123(R), “Share-Based Payment”, (“FAS 123R”). We adopted FAS 123R as of January 1, 2006, using the modified prospective application method. We did not have any unvested amounts of stock based compensation grants issued and outstanding at the date of implementation.

Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes gains and losses on foreign currency translation adjustments and is included as a component of stockholders' equity.

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

Per share basic and diluted net income amounted to $0.01 for the year ended December 31, 2007, compared with a net loss of $0.18 for the year ended December 31, 2006. For the year ended December 31, 2007, 19,731,334 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would increase net income per share.

For the year ended December 31, 2006, 66,958,646 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would be antidilutive.

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

Until February 16, 2007, we did not have sufficient authorized shares to enable the exercise of our outstanding common stock purchase warrants. We have previously reclassified the fair value of the warrants as a liability on the balance sheet at December 31, 2006. At February 16, 2007 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 117% (3) risk-free interest rate of 4.75% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $11,050,000. As a result, for the year ended December 31, 2007 we recorded approximately $1,103,000 as a credit to Change in Value of Warrant Liability. The value of the derivative instruments was then reclassified to permanent equity.

On April 5, 2007, we issued 79,637 shares of our common stock, valued at $10,816, for services provided to us. This amount had been accrued at December 31, 2006.

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 is $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement is subject to ratification by our stockholders at the next annual stockholders meeting. Because the Debt Exchange Agreement is subject to ratification, the preferred shares are not shown as outstanding at December 31, 2007 and the liability of $207,429 remains on our balance sheet.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of our common stock; however the conversion is currently limited by the number of shares of our common stock currently authorized for issuance. Upon stockholder approval and the contemplated filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of December 31, 2007, after giving effect to the contemplated reverse stock split and automatic conversion, our president will own approximately 95% of our then outstanding shares of post-reverse split common stock.

During the year ended December 31, 2006, we recorded approximately $6,434,000 as a charge to Change in Value of Warrant Liability to reflect the change in value during those periods.

During the year ended December 31, 2006 we received subscriptions in the aggregate amount of $256,830 to purchase 2,568,300 shares of common stock along with warrants for an additional 2,568,300 shares of common stock, at an exercise price of $0.35 per share, in connection with a private placement of our restricted common stock and warrants under Regulation S.

NOTE C- WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving NGH’s stock options issued to employees are summarized as follows:

	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	3,700,000	$1.29	3,700,000	$1.29
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	(3,700,000)	—	—	—
Outstanding at end of the period	—	$—	3,700,000	$1.29
Exercisable at end of the period	—	$—	3,700,000	$1.29

Warrants

Transactions involving NGH’s warrant issuances are summarized as follows:

	2007		2006
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	24,586,570	$0.35	23,448,270	$0.35
Granted during the period	1,985,584	0.35	2,568,300	0.35
Exercised during the period	(6,840,820)	0.35	(1,430,000)	—
Terminated during the period	—	—	—	—
Outstanding at end of the period	19,731,334	$0.35	24,586,570	$0.35
Exercisable at end of the period	19,731,334	$0.35	24,586,570	$0.35

The warrants exercised during 2007 and 2006 were exercised into shares of Plastinum.

The number and weighted average exercise prices of NGH’s options and warrants outstanding as of December 31, 2007 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.25	200,000.3		$0.25
$0.35	19,531,334	1.3	$0.35

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $8,955,000 which expire through 2027, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,134,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The increase in the valuation allowance for 2007 was $105,000.

 Components of deferred tax assets as of December 31, 2007 are as follows:

Non Current:
Net operating loss carryforward	$3,134,000
Valuation allowance	(3,134,000)
Net deferred tax asset	$—

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 are as follows:

2007
Accounts payable	$136,417
Accrued expenses	362,682
Total	$499,099

NOTE F - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 is $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement is subject to ratification by our stockholders at the next annual stockholders meeting. Because the Debt Exchange Agreement is subject to ratification, the preferred shares are not shown as outstanding at December 31, 2007 and the liability of $207,429 remains on our balance sheet.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of our common stock; however the conversion is currently limited by the number of shares of our common stock currently authorized for issuance. Upon stockholder approval and the contemplated filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of December 31, 2007, after giving effect to the contemplated reverse stock split and automatic conversion, our president will own approximately 95% of our then outstanding shares of post-reverse split common stock.

During the year ended December 31, 2007, Plastinum paid certain of our expenses and accounts payable, primarily related to professional fees. These payments aggregated $183,588 during the period.

During the year ended December 31, 2007, Plastinum received advances from our President for working capital purposes. These advances aggregated $256,957 for the period January 1 through February 20, 2007.

As of December 31, 2006, Plastinum had also received working capital advances from our president for aggregating $457,720. All of these liabilities were distributed in the spin off transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of December 31, 2007 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. At such time, if any, that we are not a “shell” company, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

The following table sets forth the names, ages and positions of our executive officers and directors as of December 31, 2007:

Name	Age	Position and Offices with the Company
Jacques Mot	51	Chairman of the Board of Directors, President and CEO
Marcel Rokegem	58	Director
Robert Scherne	51	Chief Financial Officer

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

Robert Scherne has provided his services as the interim Chief Financial Officer of New Generation Holdings, Inc. since February, 2006 on a leased basis through Robert C. Scherne, CPA, PC, a company that specializes in providing financial management personnel to businesses on a temporary basis. Mr. Scherne has been the principal of Robert C. Scherne, CPA, PC, since March 2003. Mr. Scherne has served as CFO and Secretary of Forme Capital, Inc. from September 2007 to present, as CFO, Secretary and Treasurer of Dentalserve.com from December 2006 until December 2007, and as CFO of UniPro Financial Services, Inc., from September 2005 until November 2006. Prior to 2003, Mr. Scherne was employed as an accountant by Merdinger, Fruchter Rosen and Company from December 1993 to December 2002; by Louis Sturz & Co. and its successor firm Grossman, Russo & Shapiro from July 1986 until November 2002; and by L.H. Frishkoff &Co. and its successor firm A. Uzzo &Co. from July 1978 to June 1986. Mr. Scherne holds a Bachelors of Business Administration degree in Accounting from Pace University (New York City), and is an active member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

The Board of Directors has determined that Mr. Rokegem is “independent” as that term is used in Item 7(d) (3) (iv) of Schedule 14A of the Exchange Act.

No familial relationships exist between any Directors and any Executive Officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company’s knowledge, no director, officer or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2006.

CODE OF ETHICS POLICY

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions as we have not had the financial resources to do so and we are currently a “shell” company with no material assets or operations.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for awarded to or earned by (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2007, (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal year ended December 31, 2007 and who received in excess of $100,000 in the form of salary and bonus during such fiscal year and (iii) the most highly compensated individuals (up to two) that did not serve as an executive officer at the conclusion of the fiscal year ended December 31, 2007 but who received in excess of $100,000 in the form of salary and bonus during such fiscal year (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacques Mot	2007	-	-	-	-		-	-	-	-
Chief Executive	2006	324,000	-	-	120,134	(1)	-	-	-	444,134
Officer

(1)
On July 10, 2006, Mr. Mot was granted a five year option to purchase 3,000,000 shares of NGH common stock at an exercise price of $0.10 per share. The options vest over a three year period with 1,000,000 options vesting on the first, second and third anniversaries of the grant date. The option grant was valued using the Black Scholes option pricing model assuming a two year life, no expected dividend payments, a volatility of 136% and a risk free rate of 4.9%.

Employment Agreements

We entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of the Company and he receives the same compensation as he received under his Consulting Agreement. For the fiscal year ending December 31, 2007, Mr. Mot consented to forego receipt of compensation from NGH.

Pursuant to an engagement letter with Robert Scherne, CPA, P.C. dated February 10, 2006, we retained Robert Scherne as our interim Chief Financial Officer on a consulting basis. Pursuant to the terms of the engagement letter, we pay Robert Scherne, CPA, P.C. at an hourly rate of $150 per hour.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no equity awards outstanding as of December 31, 2007.

DIRECTOR COMPENSATION

No director of the Company received compensation in 2007 and we do not currently have a compensation plan for members of our Board of Directors for service on our Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Common Stock

The following table sets forth, certain information, as of February 29, 2008, regarding beneficial ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Jacques Mot (2)	949,582,076	95.0%
Marcel Rokegem	50,000	* %
Robert Scherne	79,637	* %
Lombard Odier Darier Hentsch & CIE (3) Rue de La Coraterie 11 1204 Geneva, Switzerland	7,700,000	8.4%
Alfons de Maeseneir Brusselsesteenweg 57 B-9280 Lebbeke, Belgium	7,150,000	8.1%

All executive officers and directors as a group (2)	949,711,713	95.0%

 * less than 1%

(1)
Shares of common stock subject to warrants or other instruments currently exercisable or convertible or exercisable or convertible within 60 days of the date hereof are deemed outstanding for computing the number of shares beneficially owned and the percentage of outstanding shares of the class held by a person holding such warrants or other instruments, but are not deemed outstanding for computing the percentage of any other person.

(2)	Includes 91,081 shares of Series B Preferred Stock convertible into 910,810,000 shares of common stock.

(3)	Includes warrants immediately exercisable to purchase 2,700,000 shares of common stock at a purchase price of $0.35 per share.

Series B Convertible Preferred Stock

The following table sets forth, certain information, as of February 29, 2008, regarding beneficial ownership of our Series B Preferred Stock by:

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our Series B Convertible Preferred Stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jacques Mot	91,081	100.0%
Marcel Rokegem	0	*	%
Robert Scherne	0	*	%

All executive officers and directors as a group	91,081	100.0%

* less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On December 31, 2007, the Company and our Chairman of the Board, President and Chief Executive Officer, Mr. Jacques Mot, entered into a Debt Exchange Agreement. Pursuant to the Debt Exchange Agreement, the amount of $207,429 by which the Company was indebted to Mr. Mot, which amount represented all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007, was exchanged by Mr. Mot for 91,081 newly issued shares of the Company’s Series B Preferred Stock. The Debt Exchange Agreement is subject to ratification by the stockholders of the Company at the next annual stockholders meeting.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of Common Stock of the Company, however the conversion is currently limited by the number of shares of the Company’s Common Stock currently authorized for issuance. Upon stockholder approval and contemplated filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of the Company’s Common Stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of the Company’s post-reverse split Common Stock. Based upon the number of outstanding shares of the Company’s Common Stock as of December 31, 2007, after giving effect to the contemplated reverse stock split and automatic conversion, Mr. Mot will own approximately 95% of the then outstanding shares of post-reverse split Common Stock of the Company.

ITEM 13. EXHIBITS LIST

(a)	The following documents are filed as part of this Form:

Financial Statements. See index of Financial Statements on page F-1 at the beginning of the attached Financial Statements.

(b)	Exhibits

& &&	3.1	Certificate of Incorporation

++	3.2	By-Laws

******	3.3	Certificate of Designation of Series B Preferred Stock

++	4.1	Specimen Certificate for Common Stock

++	4.2	Form of Warrant at $0.35 expiring 3 years after issuance date

&	4.3	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007.

+	10.1	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

#	10.2	Form of Subscription Agreement

**	10.3	Share Exchange Agreement dated as of December 29, 2000 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

***	10.4	Share Exchange Agreement dated as of February 28, 2001 by and among the Company and New Generation Partners, Inc., on one hand, and Icare BVBA, Rapide BVBA, Rene De Vleeschauwer and Robert Jordaens.

+++	10.5	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	10.6	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

##	10.7	Form of Subscription Agreement for 2004 Regulation S Offering

****	10.8	Subscription Agreement between the Company and Alfons de Maeseneir

##	10.9	Debt Exchange Agreement among New Generation Holdings, Inc. New Generation Partners, Inc. and Jacques Mot dated as of December 7, 2005.

##	10.10	Convertible Promissory Note in favor of Jacques Mot dated December 7, 2005

*****	10.11	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

*****	10.12	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

*****	10.13	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

*****	10.14	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

*****	10.15	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

*****	10.16	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

&&	10.17	Election to Convert and Amendment to Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated as of July 10, 2006

&&	10.18	Advisory Agreement between New Generation Holdings, Inc. and Valley Road Capital, dated July 10, 2006.

******	10.19	Debt Exchange Agreement between New Generation Holdings, Inc. and Jacques Mot dated December 31, 2007.

&	31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	Filed herewith.

&&	Incorporated by reference to the Company’s Form 8-K filed on July 12, 2006

&&&	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2007 filed on March 7, 2007

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001.

#	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 2000 filed on August 30, 2000.

##	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2004 filed on December 7, 2005.

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.

**	Incorporated by reference to the Company's Form 8-K filed on February 28, 2001

***	Incorporated by reference to the Company's Form 8-K filed on March 12, 2001

****	Incorporated by reference to the Company’s Form 8-K filed on May 12, 2005

*****	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2005 filed on April 11, 2006

******	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to New Generation Holdings, Inc. by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2007 and 2006:
Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$43,000	$23,000
Audit-Related Fees	—	—
Tax Fees	1,200	—
All Other Fees	—	—
Total Fees	$44,200	$23,000

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2007 or 2006.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were tax services provided in the fiscal year 2007 and none in 2006.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2007 or 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf on March 28, 2008 by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)

By:	/s/ Jacques Mot Jacques Mot (Chief Presiding Officer)

In accordance with the Exchange Act, this report has been signed below on March 28, 2008 by the following persons in the capacities indicated:

By:	/s/ Jacques Mot Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Robert Scherne Robert Scherne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem Marcel Rokegem Director