Form 10-Q
period 2008-03-31
NEW GENERATION HOLDINGS INC
filed 2008-05-15
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-24623

NEW GENERATION HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4056896
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 245 Park Avenue
New York, NY 10167

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 792-4030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of May 9, 2008 was 88,749,973.

NEW GENERATION HOLDINGS, INC.

Form 10-Q
For the Quarter Ended March 31, 2008

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2008 (Unaudited) and DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$-	$-

Total assets	$-	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$506,357	$499,099
Due to Plastinum	210,985	192,042
Due to stockholder	207,429	207,429

Total current liabilities	924,771	898,570

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001 per share; 150,000,000 shares authorized, 88,749,973 shares issued and outstanding	88,750	88,750
Additional paid-in capital	38,203,439	38,203,439
Other comprehensive income	20,926	20,926
Accumulated deficit prior to development stage	(31,081,731)	(31,081,731)
Deficit accumulated during the development stage	(8,156,155)	(8,129,954)

Total deficiency in stockholders' equity	(924,771)	(898,570)

Total liabilities and deficiency in stockholders' equity	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Three months ended March 31,		March 31,
	2008	2007	2008

Operating expenses:
General and administrative expenses	$26,201	$45,189	$1,079,135

Total operating expenses	26,201	45,189	1,079,135

Loss from continuing operations before other income (expense)	(26,201)	(45,189)	(1,079,135)

Change in value of warrant liability	-	1,102,832	(6,254,174)
Interest expense	-	-	(796,645)

Income (loss) from continuing operations before provision for income taxes	(26,201)	1,057,643	(8,129,954)

Provision for income taxes	-	-	-

Net income (loss) from continuing operations	(26,201)	1,057,643	(8,129,954)

Loss from discontinued operations, net of tax	-	(196,224)	(5,267,038)

Net income (loss)	$(26,201)	$861,419	$(13,396,992)

Net income (loss) per common share, basic and diluted:
Continuing operations	$(0.00)	$0.02
Discontinued operations	$-	$(0.00)
	$(0.00)	$0.01

Weighted average shares outstanding, basic and diluted	88,749,973	67,185,849

Comprehensive income (loss):
Net income (loss)	$(26,201)	$861,419
Foreign currency translation loss	-	-

Comprehensive income (loss)	$(26,201)	$861,419

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	21,056,690	$21,059	$29,636,051	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled wholly and majority owned subsidiaries,
net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	21,056,690	21,059	29,636,051	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	6,500,120	6,500	643,514	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	27,556,810	27,559	30,279,565	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	18,014,150	18,014	1,783,401	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	546,000	546	54,054	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005 - restated	-	-	46,116,960	46,119	28,615,458	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	1,313,000	1,313	129,987	(131,300)	-	-	-	-

Sale of common stock	-	-	2,568,300	2,566	254,264		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	49,998,260	$49,998	$30,276,005	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion of preferred stock	(528,630)	(529)	38,672,076	38,672	(38,143)					-

Reclassification of warrant liability to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			79,637	80	10,736					10,816

Stock based compensation					(86,096)					(86,096)

Net income								881,255		881,255

Adjustment for deconsolidation of former subsidiary					(3,451,657)			5,267,038		1,815,381

Balance, December 31, 2007	-	-	88,749,973	88,750	38,203,439	-	(31,081,731)	(8,129,954)	20,926	(898,570)

Net income	-	-	-	-	-	-	-	(26,201)	-	(26,201)

Balance, March 31, 2008	-	$-	88,749,973	$88,750	$38,203,439	$-	$(31,081,731)	$(8,156,155)	$20,926	$(924,771)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Three Months ended March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss)	$(26,201)	$861,419	$(13,423,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	-	(86,096)	154,172
Amortization of debt discount	-	5,430	774,481
Change in value of warrant liability	-	(1,102,832)	6,254,174
Expenses paid by Plastinum	18,943	-	81,319
Gain on settlement of payables			(44,675)
Interest converted to preferred stock	-	-	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	-	(5,611)	(46,366)
Increase (decrease) in liabilities:
Accounts payable	7,258	68,200	1,486,734

Cash used in operating activities	-	(259,490)	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	-	(36,893)	(36,893)
Advances from stockholder	-	256,957	712,335
Proceeds from sale of convertible notes	-	-	500,000
Proceeds from sale of common stock	-	-	3,394,755

Cash provided by financing activities	-	220,064	4,570,197

Effect of exchange rate changes on cash	-	-	20,926

Net (decrease) increase in cash	-	(39,426)	-
Cash, beginning of period	-	39,426	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Warrants issued for accrued consulting	$-	$442,070
Reclassification of warrant liability to equity	-	11,050,524
Expenses paid by former subsidiary	18,943	75,168

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through March 31, 2008 we have accumulated losses of $8,156,155.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 and from date of inception as development stage enterprise (April 7, 2003) to March 31, 2008 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $8,156,155 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $924,771 at March 31, 2008 and have a stockholders' deficiency of $924,771 at March 31, 2008.

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

Liquidity

As reflected in the accompanying consolidated financial statements, we have incurred net losses of $8,156,155 from the reestablishment of development stage operations to March 31, 2008, and have an accumulated deficit of $39,237,886 as of March 31, 2008. In addition, our current liabilities exceeded our current assets by $924,771 as of March 31, 2008. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Per share basic and diluted net loss amounted to $0.00 for the three months ended March 31, 2008, compared with net income of $0.11 for the three months ended March 31, 2007. For the three months ended March 31, 2008, 19,531,334 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be antidilutive. For the three months ended March 31, 2007, 26,812,134 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would increase net income per share.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of March 31, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on its consolidated financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 .  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

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

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 is $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement is subject to ratification by our stockholders at the next annual stockholders meeting. Because the Debt Exchange Agreement is subject to ratification, the preferred shares are not shown as outstanding at March 31, 2008 and the liability of $207,429 remains on our balance sheet.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of our common stock; however the conversion is currently limited by the number of shares of our common stock currently authorized for issuance. Upon stockholder approval and the contemplated filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of March 31, 2008, after giving effect to the contemplated reverse stock split and automatic conversion, our president will own approximately 95% of our then outstanding shares of post-reverse split common stock.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2008 are as follows:

2008
Accounts payable	$143,675
Accrued expenses	362,682
Total	$506,357

NOTE D - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 is $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement is subject to ratification by our stockholders at the next annual stockholders meeting. Because the Debt Exchange Agreement is subject to ratification, the preferred shares are not shown as outstanding at March 31, 2008 and the liability of $207,429 remains on our balance sheet.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of our common stock; however the conversion is currently limited by the number of shares of our common stock currently authorized for issuance. Upon stockholder approval and the contemplated filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of March 31, 2008, after giving effect to the contemplated reverse stock split and automatic conversion, our president will own approximately 95% of our then outstanding shares of post-reverse split common stock.

During the three month periods ended March 31, 2008 and 2007, Plastinum paid certain of our expenses and accounts payable, primarily related to professional fees. These payments aggregated $18,943 and $75,283 during those periods, respectively.

During the three months ended March 31, 2007, Plastinum received advances from our President for working capital purposes. These advances aggregated $256,957 for the period January 1 through February 20, 2007.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements included in this and future filings by us with the Securities and Exchange Commission, in our press releases and in oral statements made with the approval of an authorized executive officer which are not historical or current facts are "forward-looking statements" and are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. You are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The following important factors, among others, in some cases have affected and in the future could affect our actual results and could cause our actual financial performance to differ materially from that expressed in any forward-looking statement: (i) the extremely competitive conditions that currently exist in the market for companies similar to us and (ii) lack of resources to maintain our good standing status and requisite filings with the Securities and Exchange Commission. The foregoing list should not be construed as exhaustive and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. The following discussion should be read in conjunction with our financial statements and their explanatory notes included as part of this annual report.

Recent Development - Issuance of Series B Preferred Stock

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

Each share of Series B Preferred Stock is initially convertible into 10,000 shares of Common Stock of the Company, however the conversion is currently limited by the number of shares of the Company’s Common Stock currently authorized for issuance. Upon stockholder approval and contemplated filing of an amendment to the Company’s Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of the Company’s Common Stock, each share of Series B Preferred Stock will automatically convert into 1,000 shares of the Company’s post-reverse split Common Stock. Based upon the number of outstanding shares of the Company’s Common Stock as of March 31, 2007, after giving effect to the contemplated reverse stock split and automatic conversion, Mr. Mot will own approximately 95% of the then outstanding shares of post-reverse split Common Stock of the Company.

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

Going Concern

On February 20, 2007, we effected a pro rata distribution (or "spin off") of Plastinum Polymer Technologies Corp., formerly known as Plastinum Corp. (“Plastinum”) to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. CONSEQUENTLY, WE CURRENTLY HAVE NO OPERATING BUSINESS AND ARE A “SHELL” COMPANY WITH NO MATERIAL ASSETS OR OPERATIONS . At present, we have insufficient capital on hand to fund our operations through 2008. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices for identical assets and liabilities in active markets;

Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable  in active markets; and

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company designates cash equivalents as Level 1. As of March 31, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to measure eligible assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on January 1, 2008 and did not elect the fair value option which did not have a material impact on its consolidated financial position and results of operations.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 .  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our financial statements and the notes to financial statements, which are included in this report.

ON FEBRUARY 20, 2007, THE COMPANY EFFECTED THE SPIN OFF OF ITS PLASTINUM SUBSIDIARY AS DETAILED ABOVE. CONSEQUENTLY, WE CURRENTLY HAVE NO OPERATING BUSINESS AND ARE A “ SHELL ” COMPANY WITH NO MATERIAL ASSETS OR OPERATIONS .

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

Operating losses from continuing operations decreased from $45,189 for the three months ended March 31, 2007 to $26,201 for the three months ended March 31, 2008. The decrease of $18,988 was the result of a decrease in professional fees, which were our only expense. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 for the three months ended March 31, 2007 which consists of a non-cash credit for the change in fair value of our warrant liabilities.

Loss from discontinued operations was $196,224 for the three months ended March 31, 2007. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a deficiency in working capital of $924,771. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have relied mostly on advances from stockholders and related parties and sales of our common stock. There is no assurance that the stockholders or related parties will continue to provide sufficient funds for us to successfully continue our operations. Therefore, we will need additional capital to continue our operations and will endeavor to raise funds through the sale of equity shares and revenues from operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

This item is not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

This item is not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item is not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6 .	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

	Exhibit No.	Description

& &&	3.1	Certificate of Incorporation

++	3.2	By-Laws

***	3.3	Certificate of Designation of Series B Preferred Stock

++	4.1	Specimen Certificate for Common Stock

++	4.2	Form of Warrant at $0.35 expiring 3 years after issuance date

&&&&	4.3	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007.

+	10.1	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

+++	10.5	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	10.6	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

**	10.11	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

**	10.12	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

**	10.13	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

**	10.14	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

**	10.15	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

**	10.16	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

&&	10.17	Election to Convert and Amendment to Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated as of July 10, 2006

&&	10.18	Advisory Agreement between New Generation Holdings, Inc. and Valley Road Capital, dated July 10, 2006.

***	10.19	Debt Exchange Agreement between New Generation Holdings, Inc. and Jacques Mot dated December 31, 2007.

&	31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	Filed herewith.

&&	Incorporated by reference to the Company’s Form 8-K filed on July 12, 2006

&&&	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2007 filed on March 7, 2007

&&&&	Incorporated by reference to the Company’s Form 10-QSB for the period ended March 31, 2007 filed on May 11, 2007

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001.

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.
**	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2005 filed on April 11, 2006

***	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)

Date: May 15, 2008	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: May 15, 2008	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer