Form 10-Q
period 2008-06-30
NEW GENERATION HOLDINGS INC
filed 2008-08-14
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of August 11, 2008 was 99,956,045.

NEW GENERATION HOLDINGS, INC.

Form 10-Q
For the Quarter Ended June 30, 2008

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2008 (Unaudited) and DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)

Current assets:
Cash	$-	$-

Total assets	$-	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$512,279	$499,099
Due to Plastinum	230,497	192,042
Due to stockholder	207,429	207,429

Total current liabilities	950,205	898,570

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001 per share; 150,000,000 shares authorized, 8,874,998 shares issued and outstanding	8,875	8,875
Additional paid-in capital	38,283,314	38,283,314
Other comprehensive income	20,926	20,926
Accumulated deficit prior to development stage	(31,081,731)	(31,081,731)
Deficit accumulated during the development stage	(8,181,589)	(8,129,954)

Total deficiency in stockholders' equity	(950,205)	(898,570)

Total liabilities and deficiency in stockholders' equity	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

					Cumulative Period
					from April 7, 2003
					(Reestablishment of
					Development Stage
					Company) to
	Three months ended June 30,		Six months ended June 30,		June 30,
	2008	2007	2008	2007	2008

Operating expenses:
General and administrative expenses	$25,434	$35,295	$51,635	$80,484	$1,130,770

Total operating expenses	25,434	35,295	51,635	80,484	1,130,770

Loss from continuing operations before other income (expense)	(25,434)	(35,295)	(51,635)	(80,484)	(1,130,770)

Change in value of warrant liability	-	-	-	1,102,832	(6,254,174)
Interest expense	-	-	-	-	(796,645)

Income (loss) from continuing operations before provision for income taxes	(25,434)	(35,295)	(51,635)	1,022,348	(8,181,589)

Provision for income taxes	-	-	-	-	-

Net income (loss) from continuing operations	(25,434)	(35,295)	(51,635)	1,022,348	(8,181,589)

Loss from discontinued operations, net of tax	-	-	-	(196,224)	(5,267,038)

Net income (loss)	$(25,434)	$(35,295)	$(51,635)	$826,124	$(13,448,627)

Net income (loss) per common share, basic Continuing operations	$(0.00)	$(0.00)	$(0.01)	$0.13
Discontinued operations	-	-	-	(0.02)
	$(0.00)	$(0.00)	$(0.01)	$0.11

Net income (loss) per common share, diluted Continuing operations	$(0.00)	$(0.00)	$(0.01)	$0.13
Discontinued operations	-	-	-	(0.02)
	$(0.00)	$(0.00)	$(0.01)	$0.11

Weighted average shares outstanding, basic	8,874,998	8,874,647	8,874,998	7,802,572
Weighted average shares outstanding, diluted	8,874,998	8,874,647	8,874,998	7,802,572

Comprehensive income (loss):
Net income (loss)	$(25,434)	$(35,295)	$(51,635)	$826,124
Foreign currency translation loss	-	-	-	-

Comprehensive income (loss)	$(25,434)	$(35,295)	$(51,635)	$826,124

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	2,105,669	$2,106	$29,655,004	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	2,105,669	2,106	29,655,004	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	2,105,669	2,106	29,655,004	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	650,012	650	649,364	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	2,755,681	2,756	30,304,368	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	1,801,415	1,801	1,799,614	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	54,600	55	54,545	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005 - restated	-	-	4,611,696	4,612	28,656,965	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	131,300	131	131,169	(131,300)	-	-	-	-

Sale of common stock	-	-	256,830	257	256,573		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	4,999,826	$5,000	$30,321,003	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion of preferred stock	(528,630)	(529)	3,867,208	3,867	(3,338)					-

Reclassification of warrant liability to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			7,964	8	10,808					10,816

Stock based compensation					(86,096)					(86,096)

Net income								881,255		881,255

Adjustment for deconsolidation of former subsidiary					(3,451,657)			5,267,038		1,815,381

Balance, December 31, 2007	-	-	8,874,998	8,875	38,283,314	-	(31,081,731)	(8,129,954)	20,926	(898,570)

Net loss	-	-	-	-	-	-	-	(51,635)	-	(51,635)

Balance, June 30, 2008	-	$-	8,874,998	$8,875	$38,283,314	$-	$(31,081,731)	$(8,181,589)	$20,926	$(950,205)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Six Months ended June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss)	$(51,635)	$826,124	$(13,448,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	-	(86,096)	154,172
Amortization of debt discount	-	5,430	774,481
Change in value of warrant liability	-	(1,102,832)	6,254,174
Expenses paid by Plastinum	38,455	-	100,831
Gain on settlement of payables			(44,675)
Interest converted to preferred stock	-	-	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	-	(5,611)	(46,366)
Increase (decrease) in liabilities:
Accounts payable	13,180	103,495	1,492,656

Cash used in operating activities	-	(259,490)	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	-	(36,893)	(36,893)
Advances from stockholder	-	256,957	712,335
Proceeds from sale of convertible notes	-	-	500,000
Proceeds from sale of common stock	-	-	3,394,755

Cash provided by financing activities	-	220,064	4,570,197

Effect of exchange rate changes on cash	-	-	20,926

Net (decrease) increase in cash	-	(39,426)	-
Cash, beginning of period	-	39,426	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Warrants issued for accrued consulting	$-	$442,070
Reclassification of warrant liability to equity	-	11,050,524
Expenses paid by former subsidiary	38,455	105,713

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through June 30, 2008 we have accumulated losses of $8,181,589.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and 2007 and from date of inception as development stage enterprise (April 7, 2003) to June 30, 2008 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $8,181,589 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $950,205 at June 30, 2008 and have a stockholders' deficiency of $950,205 at June 30, 2008.

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

Liquidity

As reflected in the accompanying consolidated financial statements, we have incurred net losses of $8,181,589 from the reestablishment of development stage operations to June 30, 2008, and have an accumulated deficit of $39,263,320 as of June 30, 2008. In addition, our current liabilities exceeded our current assets by $950,205 as of June 30, 2008. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Per share basic and diluted net loss amounted to $0.00 for each of the three months ended June 30, 2008 and 2007. Per share basic and diluted net loss amounted to $0.00 for the six months ended June 30, 2008, compared with net income of $0.01 per share for the six months ended June 30, 2007. For the six months ended June 30, 2008, 1,490,633 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. For the six months ended June 30, 2007, 2,420,693 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would increase net income per share.

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

The Company designates cash equivalents as Level 1. As of June 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

Our Board of Directors of the Company unanimously adopted resolutions approving the amendment of our Certificate of Incorporation (the “Charter Amendment”) in order to effect a 1-for-10 reverse stock split with respect to our outstanding shares of common stock, subject to the approval of the Charter Amendment by our stockholders at the Annual Meeting. Such approval was received on July 7, 2008 and the reverse split became effective on August 1, 2008. All share and per share amounts in these financial statements have been retroactively restated to reflect this reverse split.

We are also authorized to issue 1,000,000 shares of preferred stock with a par value of $.001 per share.

On February 20, 2007, upon the effectiveness of the spin off of Plastinum to our stockholders, 528,630 shares of our Series A Preferred Stock automatically converted into 3,867,208 post-split shares of our common stock.

On March 7, 2007, we issued warrants to purchase an aggregate of 198,558 post-split shares of common stock of NGH at an exercise price of $3.50 per share or 1,985,584 shares of Plastinum at an exercise price of $0.35 per share. These warrants were issued to consultants pursuant to consultant agreements. The value of these warrants had previously been accrued in the financial statements in the amount of $442,070.

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

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 is $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement was subject to ratification by our stockholders at the next annual stockholders meeting. The agreement was ratified on July 7, 2008. Because the Debt Exchange Agreement was subject to ratification as of June 30, 2008, the preferred shares are not shown as outstanding at June 30, 2008 and the liability of $207,429 remains on our balance sheet as of that date.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares (pre split) of our common stock; however the conversion was limited by the number of shares of our common stock currently authorized for issuance. Upon stockholder approval (received July 7, 2008) and the filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock will automatically convert (and effective August 1, 2008 did automatically convert) into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of June 30, 2008, after giving effect to the reverse stock split and automatic conversion, our president will own (and as of August 1, 2008 does own) approximately 95% of our then outstanding shares of post-reverse split common stock.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2008 are as follows:

2008
Accounts payable	$149,597
Accrued expenses	362,682
Total	$512,279

NOTE D - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 is $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement was subject to ratification by our stockholders at the next annual stockholders meeting. The agreement was ratified on July 7, 2008. Because the Debt Exchange Agreement was subject to ratification as of June 30, 2008, the preferred shares are not shown as outstanding at June 30, 2008 and the liability of $207,429 remains on our balance sheet as of that date.

Each share of Series B Preferred Stock is initially convertible into 10,000 shares (pre split) of our common stock; however the conversion was limited by the number of shares of our common stock currently authorized for issuance. Upon stockholder approval (received July 7, 2008) and the filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock will automatically convert (and effective August 1, 2008 did automatically convert) into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of June 30, 2008, after giving effect to the reverse stock split and automatic conversion, our president will own (and as of August 1, 2008 does own) approximately 95% of our then outstanding shares of post-reverse split common stock.

During the six month periods ended June 30, 2008 and 2007, Plastinum paid certain of our expenses and accounts payable, primarily related to professional fees. These payments aggregated $38,455 and $103,495 during those periods, respectively.

NOTE E – SUBSEQUENT EVENTS

On July 7, 2008 at the Annual Meeting of Stockholders of the Company, the stockholders approved a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”). The Reverse Split became effective on August 1, 2008.

In connection with the Reverse Split, a new trading symbol was assigned to shares of the Registrant’s post-reverse split Common Stock, that new symbol being “NGHO”.

Also on July 7, 2008 at the Annual Meeting of Stockholders of the Company, the stockholders ratified the Debt Exchange Agreement entered into with Mr. Mot. Pursuant to the terms of the Series B Preferred Stock, upon the effectiveness of the Reverse Split on August 1, 2008, each share of Series B Preferred Stock held by Mr. Mot automatically converted into 1,000 shares of the Company’s post-reverse split Common Stock (the “Automatic Conversion”).

After giving effect to the Reverse Split and the Automatic Conversion and including shares of Common Stock owned by Mr. Mot prior thereto, Mr. Mot currently owns 94,958,208, or approximately 95%, of the currently outstanding shares of Common Stock of the Registrant.

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

Recent Development – Reverse Split and Ownership of 95% of Company by CEO

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER CURRENTLY OWNS APPROXIMATELY 95% OF OUR COMMON STOCK.

On July 7, 2008, at the Annual Meeting of Stockholders of the Company, the stockholders approved a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Split”). The Reverse Split became effective on August 1, 2008. In connection with the Reverse Split, a new trading symbol was assigned to shares of the Company’s post-reverse split Common Stock, that new symbol being “NGHO”.

Also on July 7, 2008 at the Annual Meeting of Stockholders of the Company, the stockholders ratified a Debt Exchange Agreement entered into with Mr. Jacques Mot, the Company’s President and Chief Executive Officer, pursuant to which the amount of $207,429 by which the Company was indebted to Mr. Mot, which amount represented all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007, was exchanged by Mr. Mot for 91,081 newly issued shares of the Company’s Series B Preferred Stock. Pursuant to the terms of the Series B Preferred Stock, upon the effectiveness of the Reverse Split on August 1, 2008, each share of Series B Preferred Stock held by Mr. Mot automatically converted into 1,000 shares of the Company’s post-reverse split Common Stock (the “Automatic Conversion”).

AFTER GIVING EFFECT TO THE REVERSE SPLIT AND THE AUTOMATIC CONVERSION AND INCLUDING SHARES OF COMMON STOCK OWNED BY MR. MOT PRIOR THERETO, MR. MOT CURRENTLY OWNS 94,958,208, OR APPROXIMATELY 95%, OF THE CURRENTLY OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY.

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

The Company designates cash equivalents as Level 1. As of June 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,  an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 .  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Operating losses from continuing operations decreased from $35,295 for the three months ended June 30, 2007 to $25,434 for the three months ended June 30, 2008. The decrease of $9,861 was the result of a decrease in general and administrative expenses of $30,545, partially offset by an increase in professional fees of $20,684. Professional fees were our only expense during the 2008 period. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

 SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

Operating losses from continuing operations decreased from $80,484 for the six months ended June 30, 2007 to $51,635 for the six months ended June 30, 2008. The decrease of $28,849 was the result of a decrease in general and administrative expenses of $30,842, partially offset by an increase in professional fees of $1,993. Professional fees were our only expense during the 2008 period. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 during the six months ended June 30, 2007 which consists of a non-cash credit for the change in fair value of our warrant liabilities which occurred during the first quarter.

Loss from discontinued operations was $196,224 for the six months ended June 30, 2007. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had a deficiency in working capital of $950,205. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

NEW GENERATION HOLDINGS, INC. (Registrant)

Date: August 14, 2008	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: August 14, 2008	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer