Form 10-Q
period 2008-09-30
NEW GENERATION HOLDINGS INC
filed 2008-11-12
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of November 4, 2008 was 99,956,045.

NEW GENERATION HOLDINGS, INC.

Form 10-Q
For the Quarter Ended September 30, 2008

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2008 (Unaudited) and DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$-	$-

Total assets	$-	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$493,460	$499,099
Due to Plastinum	269,522	192,042
Due to stockholder	-	207,429

Total current liabilities	762,982	898,570

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001 per share; 150,000,000 shares authorized, 99,956,045 and 8,875,045 shares issued and outstanding	99,956	8,875
Additional paid-in capital	38,399,662	38,283,314
Other comprehensive income	20,926	20,926
Accumulated deficit prior to development stage	(31,081,731)	(31,081,731)
Deficit accumulated during the development stage	(8,201,795)	(8,129,954)

Total deficiency in stockholders' equity	(762,982)	(898,570)

Total liabilities and deficiency in stockholders' equity	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

					Cumulative Period
					from April 7, 2003
					(Reestablishment of
					Development Stage
					Company) to
	Three months ended September 30,		Nine months ended September 30,		September 30,
	2008	2007	2008	2007	2008

Operating expenses:
General and administrative expenses	$20,206	$8,580	$71,841	$89,064	$1,150,976

Total operating expenses	20,206	8,580	71,841	89,064	1,150,976

Loss from continuing operations before other income (expense)	(20,206)	(8,580)	(71,841)	(89,064)	(1,150,976)

Change in value of warrant liability	-	-	-	1,102,832	(6,254,174)
Interest expense	-	-	-	-	(796,645)

Income (loss) from continuing operations before provision for income taxes	(20,206)	(8,580)	(71,841)	1,013,768	(8,201,795)

Provision for income taxes	-	-	-	-	-

Net income (loss) from continuing operations	(20,206)	(8,580)	(71,841)	1,013,768	(8,201,795)

Loss from discontinued operations, net of tax	-	-	-	(196,224)	(5,267,038)

Net income (loss)	(20,206)	(8,580)	(71,841)	817,544	(13,468,833)

Preferred dividend	(207,429)	-	(207,429)	-	(207,429)

Net income (loss) attributable to common shareholders	$(227,635)	$(8,580)	$(279,270)	$817,544	$(13,676,262)

Net income (loss) per common share, basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.01)	$0.12
Discontinued operations	-	-	-	(0.02)
	$(0.00)	$(0.00)	$(0.01)	$0.10

Weighted average shares outstanding, basic and diluted	69,265,708	8,874,997	29,152,202	8,163,975

Comprehensive income (loss):
Net income (loss)	$(20,206)	$(8,580)	$(71,841)	$817,544
Foreign currency translation loss	-	-	-	-

Comprehensive income (loss)	$(20,206)	$(8,580)	$(71,841)	$817,544

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	2,105,716	$2,106	$29,655,004	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	2,105,716	2,106	29,655,004	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	2,105,716	2,106	29,655,004	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	650,012	650	649,364	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	2,755,728	2,756	30,304,368	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	1,801,415	1,801	1,799,614	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	54,600	55	54,545	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005 - restated	-	-	4,611,743	4,612	28,656,965	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	131,300	131	131,169	(131,300)	-	-	-	-

Sale of common stock	-	-	256,830	257	256,573		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	4,999,873	$5,000	$30,321,003	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion of preferred stock	(528,630)	(529)	3,867,208	3,867	(3,338)					-

Reclassification of warrant liability to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			7,964	8	10,808					10,816

Stock based compensation					(86,096)					(86,096)

Net income								881,255		881,255

Adjustment for deconsolidation of former subsidiary					(3,451,657)			5,267,038		1,815,381

Balance, December 31, 2007	-	-	8,875,045	8,875	38,283,314	-	(31,081,731)	(8,129,954)	20,926	(898,570)

Preferred stock issued as payment of debt to stockholder	91,081	91	-	-	207,338	-	-	-	-	207,429

Beneficial conversion feature of preferred stock	-	-	-	-	207,429	-	-	-	-	207,429

Dividend on preferred stock attributable to beneficial conversion feature	-	-	-	-	(207,429)	-	-	-	-	(207,429)

Common stock issued upon conversion of preferred stock	(91,081)	(91)	91,081,000	91,081	(90,990)	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	(71,841)	-	(71,841)

Balance, September 30, 2008	-	$-	99,956,045	$99,956	$38,399,662	$-	$(31,081,731)	$(8,201,795)	$20,926	$(762,982)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Nine Months ended September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss)	$(71,841)	$817,544	$(13,468,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	-	(86,096)	154,172
Amortization of debt discount	-	5,430	774,481
Change in value of warrant liability	-	(1,102,832)	6,254,174
Expenses paid by Plastinum	77,480	318	139,856
Gain on settlement of payables			(44,675)
Interest converted to preferred stock	-	-	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	-	(5,611)	(46,366)
Increase (decrease) in liabilities:
Accounts payable	(5,639)	111,757	1,473,837

Cash used in operating activities	-	(259,490)	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	-	(36,893)	(36,893)
Advances from stockholder	-	256,957	712,335
Proceeds from sale of convertible notes	-	-	500,000
Proceeds from sale of common stock	-	-	3,394,755

Cash provided by financing activities	-	220,064	4,570,197

Effect of exchange rate changes on cash	-	-	20,926

Net (decrease) increase in cash	-	(39,426)	-
Cash, beginning of period	-	39,426	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Preferred stock issued as settlement of stockholder debt	$207,429	$-
Beneficial conversion feature of preferred stock	207,429	-
Dividend on preferred stock attributable to beneficial conversion feature	207,429	-
Warrants issued for accrued consulting	-	442,070
Reclassification of warrant liability to equity	-	11,050,524
Expenses paid by former subsidiary	77,480	114,485

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008
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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. We currently have no operating business and are a "shell" company with no material assets. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through September 30, 2008 we have accumulated losses of $8,201,795.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007 and from date of inception as development stage enterprise (April 7, 2003) to September 30, 2008 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2007 as disclosed in the company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2008.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $8,201,795 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $762,982 at September 30, 2008 and have a stockholders' deficiency of $762,982 at September 30, 2008.

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

Liquidity

As reflected in the accompanying consolidated financial statements, we have incurred net losses of $8,201,795 from the reestablishment of development stage operations to September 30, 2008, and have an accumulated deficit of $39,283,526 as of September 30, 2008. In addition, our current liabilities exceeded our current assets by $762,982 as of September 30, 2008 and we currently have no operating business and are a "shell" company with no material assets. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Per share basic and diluted net loss per common share amounted to $0.00 for each of the three months ended September 30, 2008 and 2007. Per share basic and diluted net loss per common share amounted to $0.01 for the nine months ended September 30, 2008, compared with net income of $0.10 per share for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, 1,220,633 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. For the nine months ended September 30, 2007, 2,227,803 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would increase net income per share.

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

The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 was $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement was subject to ratification by our stockholders at the next annual stockholders meeting. The agreement was ratified on July 7, 2008. Because the Debt Exchange Agreement was subject to ratification, the preferred shares were not considered outstanding until the date of ratification.

Each share of Series B Preferred Stock was initially convertible into 10,000 shares (pre split) of our common stock; however the conversion was limited by the number of shares of our common stock then available for issuance. Upon stockholder approval (received July 7, 2008) and the filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock automatically converted (effective August 1, 2008) into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of September 30, 2008, after giving effect to the reverse stock split and automatic conversion, our president owns approximately 95% of our outstanding shares of post-reverse split common stock.

Since the effective conversion price of the preferred stock is less then the fair value of our common stock, we have attributed a beneficial conversion feature of $207,429 to the preferred stock. This amount has been recorded as a dividend to the preferred shareholder in the financial statements.

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

On April 5, 2007, we issued 7,964 shares of our common stock, valued at $10,816, for services provided to us. This amount had been accrued at December 31, 2006.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2008 are as follows:
2008
Accounts payable	$130,778
Accrued expenses	362,682
Total	$493,460

NOTE D - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, our president advanced funds to the Company for working capital purposes in the form of a non-interest bearing unsecured promissory note payable on demand. The net amount of the advances due our president at December 31, 2007 was $207,429. On December 31, 2007, we entered into a Debt Exchange Agreement with our president. Pursuant to the Debt Exchange Agreement we agreed to issue 91,081 shares of our Series B Preferred Stock to him to retire the debt. The Debt Exchange Agreement was subject to ratification by our stockholders at the next annual stockholders meeting. The agreement was ratified on July 7, 2008. Because the Debt Exchange Agreement was subject to ratification, the preferred shares were not considered outstanding until the date of ratification.

Each share of Series B Preferred Stock was initially convertible into 10,000 shares (pre split) of our common stock; however the conversion was limited by the number of shares of our common stock currently authorized for issuance. Upon stockholder approval (received July 7, 2008) and the filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock automatically converted (effective August 1, 2008) into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of June 30, 2008, after giving effect to the reverse stock split and automatic conversion, our president owns approximately 95% of our outstanding shares of post-reverse split common stock.

During the nine month periods ended September 30, 2008 and 2007, Plastinum paid certain of our expenses and accounts payable, primarily related to professional fees. These payments aggregated $77,480 and $114,485 during those periods, respectively.

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

The Company designates cash equivalents as Level 1. As of September 30, 2008, and December 31, 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

Operating losses from continuing operations increased from $8,580 for the three months ended September 30, 2007 to $20,206 for the three months ended September 30, 2008. The increase of $11,626 was the result of an increase in professional fees of $11,944 partially offset by a decrease in general and administrative expense of $318. Professional fees were our only expense during the 2008 period. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

Operating losses from continuing operations decreased from $89,064 for the nine months ended September 30, 2007 to $71,841 for the nine months ended September 30, 2008. The decrease of $17,223 was the result of a decrease in general and administrative expenses of $31,160, partially offset by an increase in professional fees of $13,937. Professional fees were our only expense during the 2008 period. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 during the nine months ended September 30, 2007 which consists of a non-cash credit for the change in fair value of our warrant liabilities which occurred during the first quarter.

Loss from discontinued operations was $196,224 for the nine months ended September 30, 2007. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a deficiency in working capital of $762,982. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of September 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 7, 2008 at the Annual Meeting of Stockholders of the Company, the stockholders ratified a Debt Exchange Agreement previously entered into on December 31, 2007 with Mr. Jacques Mot, the Company’s President and Chief Executive Officer, pursuant to which the amount of $207,429 by which the Company was indebted to Mr. Mot, which amount represented all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007, was exchanged by Mr. Mot for 91,081 newly issued shares of the Company’s Series B Preferred Stock. Pursuant to the terms of the Series B Preferred Stock, upon the effectiveness of the Reverse Split on August 1, 2008, each share of Series B Preferred Stock held by Mr. Mot automatically converted into 1,000 shares of the Company’s post-reverse split Common Stock (the “Automatic Conversion”).

AFTER GIVING EFFECT TO THE REVERSE SPLIT AND THE AUTOMATIC CONVERSION AND INCLUDING SHARES OF COMMON STOCK OWNED BY MR. MOT PRIOR THERETO, MR. MOT CURRENTLY OWNS 94,958,208, OR APPROXIMATELY 95%, OF THE CURRENTLY OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 7, 2008 we held our Annual Meeting of Stockholders. At the meeting (i) each of Jacques Mot and Marcel Rokegem was elected as a Director of the Company, (ii) the amendment to the Company’s Certificate of Incorporation effecting a 1-for-10 reverse stock split of the Company’s Common Stock was approved by a majority of outstanding shares of our common stock, (iii) the Debt Exchange Agreement previously effected by the Company with its President and Chief Executive Officer, Jacques Mot, pursuant to which Mr. Mot exchanged all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007 for 91,081 shares of the Company’s Series B Preferred Stock which, with approval of the reverse stock split, converted into 91,081,000 post-reverse split shares of Common Stock of the Company, was ratified by the vote of a majority of outstanding shares of our common stock (excluding shares held by Mr. Mot) and (iv) the appointment of RBSM LLP as independent auditors of the Company for the fiscal year ending December 31, 2008 was ratified by a majority of the votes cast at the meeting. The following is a summary of the number of votes cast for, against or withheld on each matter voted upon at the meeting as well as the number of abstentions as to each matter:

MATTER	VOTES FOR	VOTES AGAINST/ WITHHELD	VOTES ABSTAINING
To elect the following Directors to hold office until the next Annual Meeting and until their successors are elected and qualified:
Jacques Mot	75,544,084	1,500	-
Marcel Rokegem	75,544,084	1,500	-

To approve an amendment to the Company’s Certificate of Incorporation effecting a 1-for-10 reverse stock split of the Company’s Common Stock	75,349,405	196,178	0

To ratify the Debt Exchange Agreement previously effected by the Company with its President and Chief Executive Officer, Jacques Mot, pursuant to which Mr. Mot exchanged all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007 for 91,081 shares of the Company’s Series B Preferred Stock which, assuming approval of the reverse stock split, convert into 91,081,000 post-reverse split shares of Common Stock of the Company	25,146,929	2,000	0

To ratify the appointment of RBSM LLP as independent auditors of the Company for the fiscal year ending December 31, 2008	75,545,584	0	0

ITEM 5.	OTHER INFORMATION

This item is not applicable.

ITEM 6.	EXHIBITS

The following exhibits are being filed as part of this quarterly report:

	Exhibit No.	Description

& &&	3.1	Certificate of Incorporation

++	3.2	By-Laws

***	3.3	Certificate of Designation of Series B Preferred Stock

++	4.1	Specimen Certificate for Common Stock

++	4.2	Form of Warrant at $0.35 expiring 3 years after issuance date

&&&&	4.3	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007.

+	10.1	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

+++	10.5	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	10.6	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

**	10.11	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

**	10.12	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

**	10.13	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

**	10.14	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

**	10.15	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

**	10.16	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

&&	10.17	Election to Convert and Amendment to Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated as of July 10, 2006

&&	10.18	Advisory Agreement between New Generation Holdings, Inc. and Valley Road Capital, dated July 10, 2006.

***	10.19	Debt Exchange Agreement between New Generation Holdings, Inc. and Jacques Mot dated December 31, 2007.

&	31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	Filed herewith.

&&	Incorporated by reference to the Company’s Form 8-K filed on July 12, 2006

&&&	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2007 filed on March 7, 2007

&&&&	Incorporated by reference to the Company’s Form 10-QSB for the period ended March 31, 2007 filed on May 11, 2007

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001.

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.
**	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2005 filed on April 11, 2006

***	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)

Date: November 11, 2008	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: November 11, 2008	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Chief Financial Officer