Form 10-K
period 2008-12-31
NEW GENERATION HOLDINGS INC
filed 2009-03-31
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

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

Common Stock, par value $.001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ☑ No

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008 was approximately $847,419, computed by reference to the closing sales price of the registrant’s common stock as reported by the OTC Bulletin Board.

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of March 10, 2009 was 99,956,045.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties. The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

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

Recent Development - Reverse Split, Conversion of Series B Preferred Stock  and Ownership of 95% of Company by CEO

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

Spin Off of Plastinum

At December 31, 2006, we owned approximately 94% of the issued and outstanding equity securities of Plastinum Polymer Technologies Corp., formerly known as Plastinum Corp. (“Plastinum”).  On February 20, 2007, we effected a pro rata distribution (or "spin off") of Plastinum to our stockholders whereby our stockholders of record as of that date received one share of Plastinum common stock for each share of our common stock the stockholder owned, and the Company no longer owns any interest in Plastinum or Plastinum’s business. Consequently, we currently have no operating business and are a “shell” company with no material assets and no material operations.  The operations of Plastinum are presented as discontinued operations in the accompanying consolidated financial statements.

Number of Employees

As of December 31, 2008, we had one employee, Jacques Mot, our Chief Executive Officer.  We have no full-time employees.  We also use independent contractors to fulfill administrative functions.

Costs and Effects of Compliance with Environmental Laws

NGH does not have any costs associated with compliance with environmental laws or regulations.

Customers; Suppliers

NGH has no customers or suppliers and is therefore not dependent on any customer or supplier.

Patent and Trademarks

NGH currently does not own any patents, trademarks or licenses of any kind.

ITEM 1A.  RISK FACTORS

An investment in our company is suitable only for the persons who can afford the loss of their entire investment.  Accordingly, investors should carefully consider the following risk factors, as well as other information set forth herein, in making an investment decision with respect to our securities. We have sought to identify what we believe to be all material risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise.

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

Our CEO Owns 95% of Our Common Stock

As discussed above under “Recent Development – Reverse Split, Conversion of Series B Preferred Stock  and Ownership of 95% of Company by CEO”, MR. JACQUES MOT, OUR PRESIDENT, CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OWNS APPROXIMATELY 95% OF THE CURRENTLY OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY.

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

Employees

As of December 31, 2008, we had one employee, Jacques Mot, our Chief Executive Officer. Prior to January 1, 2005, Mr. Mot served as a consultant.

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

Disclosure Controls and Procedures

We currently have only one employee. Given our limited personnel and limited resources, we may be unable to maintain effective controls to insure that we are able to make all required public filings in a timely manner.  If we do not make all public filings in a timely manner, our shares of common stock may be delisted from the OTC Bulletin Board.  We could also be subject to regulatory action and/or lawsuits by stockholders.

Certificate of Incorporation Grants the Board of Directors the Power to Designate and Issue Additional Shares of Common and/or Preferred Stock.

Our certificate of incorporation grants our Board of Directors authority to, without any action by our stockholders, designate and issue, from our authorized capital, shares in such classes or series (including classes or series of common stock and/or preferred stock) as it deems appropriate and establish the rights, preferences, and privileges of such shares, including dividends, liquidation and voting rights. The rights of holders of classes or series of common stock or preferred stock that may be issued could be superior to the rights of the common stock offered hereby.  Our board of directors’ ability to designate and issue shares could impede or deter an unsolicited tender offer or takeover proposal. Further, the issuance of additional shares having preferential rights could adversely affect other rights appurtenant to the shares of common stock offered hereby. Any such issuances will dilute the percentage of ownership interest of our stockholders and may dilute our book value.

Lack of Liquid Trading Market for Common Stock

Although our stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “NGHO”, the market for our common stock is not liquid as there have been days when our stock did not trade even though it is was quoted.

Limited Market Due To Penny Stock

Our stock differs from many stocks, in that it is considered a penny stock. The Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute penny stock within the meaning of the rules, the rules would apply to our securities and us. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; “boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Furthermore, the penny stock designation may adversely affect the development of any public market for our shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in penny stock is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); and (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be penny stock. Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.

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

The Trading Price Of Our Common Stock May Decrease Due To Factors Beyond Our Control

The trading price of our common stock will be subject to significant fluctuations in response to numerous factors, including:

•	Variations in anticipated or actual results of operations;
•	Announcements of new products or technological innovations by us or our competitors;
•	Changes in earnings estimates of operational results by analysts;
•	Results of product demonstrations;
•	Inability of market makers to combat short positions on the stock;
•	Inability of the market to absorb large blocks of stock sold into the market;
•	Comments about us or our markets posted on the Internet.

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

Sarbanes-Oxley and Federal Securities Laws Reporting Requirements Can Be Expensive

As a public reporting company, we are subject to the Sarbanes-Oxley Act of 2002, as well as the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and other federal securities laws. The costs of compliance with the Sarbanes-Oxley Act and of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, and furnishing audited reports to shareholders, are significant and may increase in the future.

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

ITEM 2.  PROPERTIES.

NGH does not own or make lease payments on any real property.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2008, we are not a party to any pending legal proceeding and our property is not subject to any pending legal proceeding, and no such proceedings are known to the Company to be threatened or contemplated against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock currently trades on the OTC Bulletin Board under the symbol “NGHO”.  On March 10, 2009, the last sales price for our common stock as reported by the OTC Bulletin Board was $0.005 per share.

On August 1, 2008, a 1-for-10 reverse split of our common stock was effective.  The following table sets forth for the periods indicated the high and low sales prices for our common stock as reported by the OTC Bulletin Board.  The historical sales prices prior to August 1, 2008 have been adjusted to reflect the effectiveness of the reverse split.

	High	Low
4th Quarter 2008, ended 12/31/08	$0.01	$0.005
3rd Quarter 2008, ended 9/30/08	$0.08	$0.002
2nd Quarter 2008, ended 6/30/08	$0.018	$0.006
1st Quarter 2008, ended 3/31/08	$0.022	$0.015
4th Quarter 2007, ended 12/31/07	$0.08	$0.02
3rd Quarter 2007, ended 9/30/07	$0.10	$0.04
2nd Quarter 2007, ended 6/30/07	$0.30	$0.08
1st Quarter 2007, ended 3/31/07	$6.55	$0.31

Holders

The number of record holders of our common stock as of March 10, 2009, was approximately 153 based on information received from our transfer agent.  This amount excludes an indeterminate number of shareholders whose shares are held in “street” or “nominee” name.

Dividend Policy

We have not paid any dividends since our inception and we do not anticipate or contemplate paying dividends on our common stock in the foreseeable future.  It is our present intention to utilize all available funds for the development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

This item is not applicable.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by the us or any affiliated purchasers during the fourth quarter of the year ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

This item is not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Statements used in this Form 10-K, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, scuh as those set forth above under “Risk Factors”.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

The following discussion should be read in conjunction with our consolidated financial statements and related notes included as part of this report.

Recent Development - Reverse Split, Conversion of Series B Preferred Stock  and Ownership of 95% of Company by CEO

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from those estimates.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  It establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The Company adopted SFAS 157 on January 1, 2008 which did not have a material impact on its consolidated financial position and results of operations. The Company also adopted the deferral provisions of the Financial Accounting Standards Board Staff Position No. 157-2, which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities until fiscal years beginning after November 15, 2008.

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

The Company designates cash equivalents as Level 1. As of December 31, 2008 and 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,   an amendment of ARB No. 51.  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,   an amendment of FASB Statement No. 133.  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133.  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial

MANAGEMENT'S PLAN OF OPERATION

The following discussion and analysis provides information which our management believes to be relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read together with our consolidated financial statements and the notes to financial statements, which are included in this report.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Operating losses from continuing operations increased from $25,353 for the year ended December 31, 2007 to $81,326 for the year ended December 31, 2008. The increase of $55,973 was the result of a decrease in a net recovery of general and administrative expenses (resulting from a settlement of accounts payable in 2007) of $43,631 and an increase in professional fees of $12,342. Professional fees were our only expense during the 2008 period. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

We also recorded other income of $1,102,832 during the year ended December 31, 2007 which consists of a non-cash credit for the change in fair value of our warrant liabilities which occurred during the first quarter.

Loss from discontinued operations was $196,224 for the year ended December 31, 2007. The discontinued operations reflect the operations of our Plastinum subsidiary, which have been included in operations through the February 20, 2007 date of completion of the spin off transaction.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had a deficiency in working capital of $500,945. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

During the years ended December 31, 2008 and 2007, Plastinum paid certain of our expenses and accounts payable, primarily related to professional fees. These payments aggregated $271,522 through November 30, 2008. During December of 2008, our president and majority shareholder paid this amount to Plastinum, which represented the repayment of funds advanced by Plastinum on our behalf. This payment has been accounted for as a contribution to capital and recorded as additional paid-in capital.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

This item is not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements are included herewith: the Company's audited Consolidated Financial Statements as of and for the fiscal years ended December 31, 2008 and December 31, 2007.

THESE CONSOLIDATED FINANCIAL STATEMENTS SHOULD BE REVIEWED WITH CAUTION AS ON FEBRUARY 20, 2007, THE COMPANY EFFECTED THE SPIN OFF OF ITS PLASTINUM SUBSIDIARY AS DETAILED UNDER “BUSINESS - SPIN OFF OF PLASTINUM”. CONSEQUENTLY, WE CURRENTLY HAVE NO OWNERSHIP INTEREST IN PLASTINUM, NO OPERATING BUSINESS AND NO MATERIAL ASSETS OR MATERIAL OPERATIONS.

NEW GENERATION HOLDINGS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2008 and 2007	Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Losses for the Years ended December 31, 2008 and 2007 and for cumulative period from April 7, 2003 (date of inception as development stage enterprise) to December 31, 2008	F-4

Consolidated Statements of Deficiency in Stockholders’ Equity for the Years ended December 31, 2008	F-5

Consolidated Statements of Cash Flows for Years ended December 31, 2008 and 2007 and for cumulative period from April 7, 2003 (date of inception as development stage enterprise) to December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New Generation Holdings, Inc.
New York, New York

We have audited the accompanying balance sheets of New Generation Holdings, Inc., a development stage company, as of December 31, 2008 and 2007, and the related statements of losses, statement of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008 and the period April 7, 2003 (date of inception) through December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the financial statements based upon our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Generation Holdings, Inc., a development stage company, at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and the period April 7, 2003 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A, the Company has a generated negative cash outflows from operating activities, experienced recurring net operating losses, and is dependent on securing additional equity and debt financing to support its business efforts. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, New York	RBSM LLP
March 31, 2009

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 and 2007

	December 31,
	2008	2007
Assets

Current assets:
Cash	$-	$-

Total assets	$-	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$500,945	$499,099
Due to Plastinum	-	192,042
Due to stockholder	-	207,429

Total current liabilities	500,945	898,570

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001 per share; 150,000,000 shares authorized, 99,956,045 and 8,875,045 shares issued and outstanding	99,956	8,875
Additional paid-in capital	38,671,184	38,283,314
Other comprehensive income	20,926	20,926
Accumulated deficit prior to development stage	(31,081,731)	(31,081,731)
Deficit accumulated during the development stage	(8,211,280)	(8,129,954)

Total deficiency in stockholders' equity	(500,945)	(898,570)

Total liabilities and deficiency in stockholders' equity	$-	$-

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF LOSSES

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Years ended December 31,		December 31,
	2008	2007	2008

Operating expenses:
General and administrative expenses	$81,326	$25,353	$1,160,461

Total operating expenses	81,326	25,353	1,160,461

Loss from continuing operations before other income (expense)	(81,326)	(25,353)	(1,160,461)

Change in value of warrant liability	-	1,102,832	(6,254,174)
Interest expense	-	-	(796,645)

(Loss) income from continuing operations before provision for income taxes	(81,326)	1,077,479	(8,211,280)

Provision for income taxes	-	-	-

Net (loss) income from continuing operations	(81,326)	1,077,479	(8,211,280)

Loss from discontinued operations, net of tax	-	(196,224)	(5,267,038)

Net (loss) income	$(81,326)	$881,255	$(13,478,318)

Net (loss) income per common share, basic and diluted:
Continuing operations	$(0.00)	$0.13
Discontinued operations	$-	$(0.02)
	$(0.00)	$0.11

Weighted average shares outstanding, basic and diluted	46,949,889	8,343,192

Comprehensive income (loss):
Net (loss) income	$(81,326)	$881,255
Foreign currency translation loss	-	-

Comprehensive (loss) income	$(81,326)	$881,255

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	2,105,716	$2,106	$29,655,004	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	2,105,716	2,106	29,655,004	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	2,105,716	2,106	29,655,004	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	650,012	650	649,364	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	2,755,728	2,756	30,304,368	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	1,801,415	1,801	1,799,614	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	54,600	55	54,545	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005	-	-	4,611,743	4,612	28,656,965	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	131,300	131	131,169	(131,300)	-	-	-	-

Sale of common stock	-	-	256,830	257	256,573		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	4,999,873	$5,000	$30,321,003	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion of preferred stock	(528,630)	(529)	3,867,208	3,867	(3,338)					-

Reclassification of warrant liability to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			7,964	8	10,808					10,816

Stock based compensation					(86,096)					(86,096)

Net income								881,255		881,255

Adjustment for deconsolidation of former subsidiary					(3,451,657)			5,267,038		1,815,381

Balance, December 31, 2007	-	-	8,875,045	8,875	38,283,314	-	(31,081,731)	(8,129,954)	20,926	(898,570)

Preferred stock issued as payment of debt to stockholder	91,081	91	-	-	207,338	-	-	-	-	207,429

Beneficial conversion feature of preferred stock	-	-	-	-	207,429	-	-	-	-	207,429

Dividend on preferred stock attributable to beneficial conversion feature	-	-	-	-	(207,429)	-	-	-	-	(207,429)

Common stock issued upon conversion of preferred stock	(91,081)	(91)	91,081,000	91,081	(90,990)	-	-	-	-	-

Payment of debt by stockholder	-	-	-	-	271,522	-	-	-	-	271,522

Net loss	-	-	-	-	-	-	-	(81,326)	-	(81,326)

Balance, December 31, 2008	-	$-	99,956,045	$99,956	$38,671,184	$-	$(31,081,731)	$(8,211,280)	$20,926	$(500,945)

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Years ended December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss)	$(81,326)	$881,255	$(13,478,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	-	(86,096)	154,172
Amortization of debt discount	-	5,430	774,481
Change in value of warrant liability	-	(1,102,832)	6,254,174
Expenses paid by Plastinum	79,480	62,376	141,856
Gain on settlement of payables		(44,675)	(44,675)
Interest converted to preferred stock	-	-	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	-	(5,611)	(46,366)
Increase (decrease) in liabilities:
Accounts payable	1,846	30,663	1,481,322

Cash used in operating activities	-	(259,490)	(4,591,123)
Cash flows from financing activities:
Cash retained by former subsidiary	-	(36,893)	(36,893)
Advances from stockholder	-	256,957	712,335
Proceeds from sale of convertible notes	-	-	500,000
Proceeds from sale of common stock	-	-	3,394,755

Cash provided by financing activities	-	220,064	4,570,197

Effect of exchange rate changes on cash	-	-	20,926

Net (decrease) increase in cash	-	(39,426)	-
Cash, beginning of period	-	39,426	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Preferred stock issued as settlement of stockholder debt	$207,429	$-
Beneficial conversion feature of preferred stock	207,429	-
Dividend on preferred stock attributable to beneficial conversion feature	207,429	-
Expenses paid by former subsidiary	79,480	121,212
Debt paid by stockholder credited to paid-in capital	271,522	-
Warrants issued for accrued consulting	-	442,070
Reclassification of warrant liability to equity	-	11,050,524
Accrued liabilities settled in common stock	-	10,816

See accompanying notes to consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. We currently have no operating business and are a "shell" company with no material assets. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through December 31, 2008 we have accumulated losses of $8,211,280.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Going Concern

The consolidated financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $8,211,280 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $500,945 at December 31, 2008 and have a stockholders' deficiency of $500,945 at December 31, 2008.

On February 20, 2007, we effected the spin off of our Plastinum subsidiary as detailed above. Consequently, we currently have no operating business and are a “shell” company with no materials assets. At present, we have insufficient capital on hand to fund our operations through 2009. The foregoing matters raise substantial doubt about our ability to continue as a going concern.

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

Liquidity

As reflected in the accompanying consolidated financial statements, we have incurred net losses of $8,211,280 from the reestablishment of development stage operations to December 31, 2008, and have an accumulated deficit of $39,293,011 as of December 31, 2008. In addition, our current liabilities exceeded our current assets by $500,945 as of December 31, 2008 and we currently have no operating business and are a "shell" company with no material assets. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of accounts payable and accrued expenses and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments.

Advertising

We charge the costs of advertising to expense as incurred. For the years ended December 31, 2008 and 2007, we incurred no advertising costs.

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

Net (Loss) Earnings Per Share

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

Per share basic and diluted net loss amounted to $0.00 for the year ended December 31, 2008, compared with a net income of $0.11 for the year ended December 31, 2007. For the year ended December 31, 2008, 586,688 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would be anti dilutive. For the year ended December 31, 2007, 1,973,133 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would increase net income per share.

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

The Company designates cash equivalents as Level 1. As of December 31, 2008 and 2007, the Company did not have any cash equivalents, therefore there were no assets measured at fair value.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141R, Business Combinations , and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements,   an amendment of ARB No. 51 ..  These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements.  Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. These Statements are effective for the Company beginning on January 1, 2009.  The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities,   an amendment of FASB Statement No. 133 .  This new standard enhances the disclosure requirements related to derivative instruments and hedging activities required by FASB Statement No. 133 ..  This standard is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company adopted the required provisions of SFAS 161 on January 1, 2008 and the adoption did not have a significant impact on its consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.”  The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial

NOTE B -CAPITAL STOCK

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

Each share of Series B Preferred Stock was initially convertible into 10,000 shares (pre split) of our common stock; however the conversion was limited by the number of shares of our common stock then available for issuance. Upon stockholder approval (received July 7, 2008) and the filing of an amendment to our Amended and Restated Certificate of Incorporation effecting a 1-for-10 reverse stock split of our common stock, each share of Series B Preferred Stock automatically converted (effective August 1, 2008) into 1,000 shares of our post-reverse split common stock. Based upon the number of outstanding shares of our common stock as of December 31, 2008, after giving effect to the reverse stock split and automatic conversion, our president owns approximately 95% of our outstanding shares of post-reverse split common stock.

Since the effective conversion price of the preferred stock is less then the fair value of our common stock, we have attributed a beneficial conversion feature of $207,429 to the preferred stock. This amount has been recorded as a dividend to the preferred shareholder in the financial statements.

During December of 2008, our president and majority shareholder paid $271,522 to Plastinum, which represented the repayment of funds advanced by Plastinum on our behalf. This payment has been accounted for as a contribution to capital and recorded as additional paid-in capital.

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

NOTE C- WARRANTS AND STOCK OPTIONS

Employee Stock Options

Transactions involving NGH’s stock options issued to employees are summarized as follows:

	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	—	$—	370,000	$12.90
Granted during the period	—	—	—	—
Exercised during the period	—	—	—	—
Expired during the period	—	—	(370,000)	12.90
Outstanding at end of the period	—	$—	—	$—
Exercisable at end of the period	—	$—	—	$—

 Warrants

Transactions involving NGH’s warrant issuances are summarized as follows:

	2008		2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	1,973,133	$3.50	2,458,657	$3.50
Granted during the period	—	—	198,558	3.50
Exercised during the period	(20,000)	2.50	(684,082)	3.50
Expired during the period	(1,366,445)	3.50	—	—
Outstanding at end of the period	586,688	$3.50	1,973,133	$3.50
Exercisable at end of the period	586,688	$3.50	1,973,133	$3.50

The warrants exercised during 2008 and 2007 were exercised into shares of Plastinum.

The number and weighted average exercise prices of NGH’s options and warrants outstanding as of December 31, 2008 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$3.50	586,688	1.3	$3.50

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $9,036,000 which expire through 2028, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $3,163,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized. The increase in the valuation allowance for 2008 and 2007 was $29,000 and $105,000, respectively.

Components of deferred tax assets as of December 31, 2008 are as follows:

Non Current:
Net operating loss carryforward	$3,163,000
Valuation allowance	(3,163,000)
Net deferred tax asset	$—

NOTE E - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 are as follows:
2008
Accounts payable	$138,263
Accrued expenses	362,682
Total	$500,945

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

During the years ended December 31, 2008 and 2007, Plastinum paid certain of our expenses and accounts payable, primarily related to professional fees. These payments aggregated $271,522 through November 30, 2008. During December of 2008, our president and majority shareholder paid this amount to Plastinum, which represented the repayment of funds advanced by Plastinum on our behalf. This payment has been accounted for as a contribution to capital and recorded as additional paid-in capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

This item is not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The Company’s management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2008.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as described below under “Management’s Report on Internal Control over Financial Reporting,” the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

Evaluation of and Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

This item is not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2008, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors:

Name	Age	Position and Offices with the Company
Jacques Mot	52	Chairman of the Board of Directors, President and CEO
Marcel Rokegem	60	Director
Robert Scherne	52	Chief Financial Officer

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

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  To the Company’s knowledge, all reports required to be filed under  Section 16(a) during the fiscal year ended December 31, 2008 were timely filed.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Audit Committee

We do not presently have a separately-designated standing Audit Committee.  The entire Board of Directors acts as the Audit Committee.

Audit Committee Financial Expert

We do not presently have a qualified financial expert serving on our Board of Directors as we do not have adequate financial resources at this time to hire such an expert.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for each of our last two fiscal years awarded to, earned by or paid to (i) each individual serving as our chief executive officer during the fiscal year ended December 31, 2008, (ii) the most highly compensated individuals (up to two) other than the chief executive officer that served as an executive officer at the conclusion of the fiscal year ended December 31, 2008 and who received total compensation in excess of $100,000 during such fiscal year and (iii) the most highly compensated individuals (up to two) that did not serve as an executive officer at the conclusion of the fiscal year ended December 31, 2008 but who received total compensation in excess of $100,000 during such fiscal year (collectively, the “named executive officers”):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacques Mot	2008	-	-	-	-	-	-	-	-
Chief Executive Officer	2007	-	-	-	-	-	-	-	-

Employment Agreements

We entered into a Consulting Agreement with Jacques Mot dated July 5, 2000 pursuant to which Mr. Mot receives $27,000 per month for his services to the Company. The Agreement has a one (1) year term with automatic renewal unless terminated by either party. As of January 1, 2005, Mr. Mot became an employee of the Company and he receives the same compensation as he received under his Consulting Agreement. For the fiscal years ending December 31, 2007 and December 31, 2008, Mr. Mot consented to forego receipt of compensation from NGH.

Pursuant to an engagement letter with Robert Scherne, CPA, P.C. dated February 10, 2006, we retained Robert Scherne as our interim Chief Financial Officer on a consulting basis. Pursuant to the terms of the engagement letter, we pay Robert Scherne, CPA, P.C. at an hourly rate of $150 per hour.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

There were no equity awards outstanding as of December 31, 2008.

DIRECTOR COMPENSATION

No director of the Company received compensation in 2008 and we do not currently have a compensation plan for members of our Board of Directors for service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, certain information, as of March 10, 2009, regarding beneficial ownership of our common stock by:

•	each stockholder known by us to be the beneficial owner of more than five percent (5%) of the outstanding shares of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our current executive officers and directors as a group.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Jacques Mot	94,958,208	95.0%
Marcel Rokegem	5,000	*	%
Robert Scherne	7,964	*	%

All executive officers and directors as a group	94,971,172	95.0%

 * less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On July 7, 2008 at the Annual Meeting of Stockholders of the Company, the stockholders ratified a Debt Exchange Agreement entered into with Mr. Jacques Mot, the Company’s President and Chief Executive Officer, pursuant to which the amount of $207,429 by which the Company was indebted to Mr. Mot, which amount represented all outstanding cash advances made to the Company by Mr. Mot through December 31, 2007, was exchanged by Mr. Mot for 91,081 newly issued shares of the Company’s Series B Preferred Stock.  Pursuant to the terms of the Series B Preferred Stock, upon the effectiveness of a 1-for-10 reverse stock split of the Company’s Common Stock on August 1, 2008, each share of Series B Preferred Stock held by Mr. Mot automatically converted into 1,000 shares of the Company’s post-reverse split Common Stock (the “Automatic Conversion”).  AFTER GIVING EFFECT TO THE REVERSE SPLIT AND THE AUTOMATIC CONVERSION AND INCLUDING SHARES OF COMMON STOCK OWNED BY MR. MOT PRIOR THERETO, MR. MOT CURRENTLY OWNS 94,958,208, OR APPROXIMATELY 95%, OF THE CURRENTLY OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY.

The Board of Directors has determined that Mr. Rokegem is “independent” and that Mr. Mot is not “independent” as defined in NASDAQ Marketplace Rule 4200.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees, Audit Related Fees, Tax Fees and All Other Fees

The following is a summary of the fees billed to New Generation Holdings, Inc. by RBSM LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$23,200	$43,000
Audit-Related Fees	477	—
Tax Fees	2,750	1,200
All Other Fees	—	—
Total Fees	$26,427	$44,200

AUDIT FEES. Consists of fees billed for professional services rendered for the audit of New Generation Holdings, Inc.'s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RBSM LLP in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of New Generation Holding, Inc.'s consolidated financial statements and are not reported under "Audit Fees." There were no Audit-Related services provided in fiscal 2008 or 2007.

TAX FEES. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. There were tax services provided in the fiscal year 2008 and 2007.

ALL OTHER FEES. Consists of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2008 or 2007.

Audit Committee Pre-Approval Policies and Procedures

The Company currently does not have a separately-designated standing Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15.  EXHIBITS, FINANCITAL STATEMENT SCHEDULES.

(a)	Documents filed as part of this report.
(1)	Financial Statements. The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:

Report of RBSM LLP on Consolidated Financial Statements as of and for the periods ended December 31, 2008 and December 31, 2007

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Losses for the Years ended December 31, 2008 and 2007 and for cumulative period from April 7, 2003 (date of inception as development stage enterprise) to December 31, 2008

Consolidated Statements of Deficiency in Stockholders’ Equity for the Years ended December 31, 2008

Consolidated Statements of Cash Flows for Years ended December 31, 2008 and 2007 and for cumulative period from April 7, 2003 (date of inception as development stage enterprise) to December 31, 2008

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.

Additional Schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)	Exhibits required to be filed by Item 601 of Regulation S-K.

See Exhibit Index located immediately following this Item 15.

The exhibits filed herewith are attached hereto (except as noted) and those indicated on the Exhibit Index which are not filed herewith were previously filed with the Securities and Exchange Commission as indicated.

EXHIBIT INDEX

	Exhibit No.	Description

& &&	3.1	Certificate of Incorporation

++	3.2	By-Laws

***	3.3	Certificate of Designation of Series B Preferred Stock

++	4.1	Specimen Certificate for Common Stock

++	4.2	Form of Warrant at $0.35 expiring 3 years after issuance date

&&&&	4.3	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007.

+	10.1	Consulting Agreement of Jacques Mot dated as of April 15, 1999.

+++	10.5	Consulting Agreement by and between New Generation Holdings, Inc and Jacques Mot dated as of July 5, 2000.

*	10.6	Demand Promissory Note in favor of Jacques Mot dated December 31, 2002.

**	10.11	Engagement Letter between New Generation Holdings, Inc. and Robert S. Scherne, CPA, PC dated February 10, 2006.

**	10.12	Consulting Agreement between New Generation Holdings, Inc. and Clanders Inv. Ltd. dated March 15, 2006.

**	10.13	Consulting Agreement between New Generation Holdings, Inc. and Patrick Hellinckx dated March 15, 2006.

**	10.14	Consulting Agreement between New Generation Holdings, Inc. and Jan Rasschaert dated March 15, 2006.

**	10.15	Consulting Agreement between New Generation Holdings, Inc. and Polymer Consulting Limited dated March 15, 2006.

**	10.16	Consulting Agreement between New Generation Holdings, Inc. and Volarder Corp. Ltd. dated March 15, 2006.

&&	10.17	Election to Convert and Amendment to Exchange Agreement among New Generation Holdings, Inc., Plastinum Corp. and Jacques Mot dated as of July 10, 2006

&&	10.18	Advisory Agreement between New Generation Holdings, Inc. and Valley Road Capital, dated July 10, 2006.

***	10.19	Debt Exchange Agreement between New Generation Holdings, Inc. and Jacques Mot dated December 31, 2007.

****	21	Subsidiaries of the Registrant

&	31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

&	32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

&	Filed herewith.

&&	Incorporated by reference to the Company’s Form 8-K filed on July 12, 2006

&&&	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2007 filed on March 7, 2007

&&&&	Incorporated by reference to the Company’s Form 10-QSB for the period ended March 31, 2007 filed on May 11, 2007

+	Incorporated by reference to the Company's Form 10-QSB for the period ending June 30, 1999 filed on August 23, 1999.

++	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

+++	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2000 filed on April 16, 2001.

*	Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 2002 filed on February 15, 2004.

**	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2005 filed on April 11, 2006

***	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2008.

****	Incorporated by reference to the Company's Form 10-KSB for year ended December 31, 2007 filed on March 28, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf on March 31, 2009 by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)
By:	/s/ Jacques Mot
Jacques Mot (Chief Presiding Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2009 by the following persons on behalf of the registrant and in the capacities indicated:

By:	/s/ Jacques Mot
Jacques Mot Director and CEO (Principal Executive Officer)

By:	/s/ Robert Scherne
Robert Scherne Interim Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ Marcel Rokegem
Marcel Rokegem Director