Form 10-Q
period 2009-03-31
NEW GENERATION HOLDINGS INC
filed 2009-05-15
CIK 1024605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 0-24623

NEW GENERATION HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4255141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o 245 Park Avenue
New York, NY 10167

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (212) 792-4030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act .

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of May 8, 2009 was 99,956,045.

NEW GENERATION HOLDINGS, INC.

Form 10-Q
For the Quarter Ended March 31, 2009

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$-	$-

Total assets	$-	$-

Liabilities and deficiency in stockholders' equity

Current liabilities:

Accounts payable and accrued expenses:	$519,195	$500,945

Total current liabilities	519,195	500,945

Deficiency in stockholders' equity:

Preferred stock, par value $.001 per share; 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, par value $.001 per share; 150,000,000 shares authorized, 99,956,045 shares issued and outstanding	99,956	99,956
Additional paid-in capital	38,671,184	38,671,184
Other comprehensive income	20,926	20,926
Accumulated deficit prior to development stage	(31,081,731)	(31,081,731)
Deficit accumulated during the development stage	(8,229,530)	(8,211,280)

Total deficiency in stockholders' equity	(519,195)	(500,945)

Total liabilities and deficiency in stockholders' equity	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Operating expenses:
General and administrative expenses	$18,250	$26,201	$1,178,711

Total operating expenses	18,250	26,201	1,178,711

Loss from continuing operations before
other income (expense)	(18,250)	(26,201)	(1,178,711)

Change in value of warrant liability	-	-	(6,254,174)
Interest expense	-	-	(796,645)

Loss from continuing operations
before provision for income taxes	(18,250)	(26,201)	(8,229,530)

Provision for income taxes	-	-	-

Net loss from continuing operations	(18,250)	(26,201)	(8,229,530)

Loss from discontinued operations, net of tax	-	-	(5,267,038)

Net loss	$(18,250)	$(26,201)	$(13,496,568)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	99,956,045	88,749,973

Comprehensive loss:
Net loss	$(18,250)	$(26,201)
Foreign currency translation loss	-	-

Comprehensive loss	$(18,250)	$(26,201)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
(Unaudited)

							Accumulated Deficit
					Additional	Common	Prior to	During	Other
	Preferred Stock		Common Stock		Paid-in	Stock	Development	Development	Comprehensive	Stockholders'
	Shares	Par value	Shares	Par value	Capital	Subscribed	Stage	Stage	Income	Deficiency

Balance, December 31, 2002	-	$-	2,105,716	$2,106	$29,655,004	$-	$(34,634,693)	$-	$-	$(4,977,583)

Disposition of previously controlled wholly and majority owned subsidiaries, net	-	-	-	-	-	-	3,882,801	-	-	3,882,801

Net loss from January 1, 2003 to April 7, 2003	-	-	-	-	-	-	(329,839)	-	-	(329,839)

Balance, April 7, 2003	-	-	2,105,716	2,106	29,655,004	-	(31,081,731)	-	-	(1,424,621)

Net loss	-	-	-	-	-	-	-	(330,321)	-	(330,321)

Balance, December 31, 2003	-	-	2,105,716	2,106	29,655,004	-	(31,081,731)	(330,321)	-	(1,754,942)

Sale of common stock	-	-	650,012	650	649,364	-	-	-	-	650,014

Common stock subscribed	-	-	-	-	-	54,600	-	-	-	54,600

Shares physically issued	-	-	-	-	-	-	-	-	-	-

Currency translation adjustment	-	-	-	-	-	-	-	-	14,383	14,383

Net loss	-	-	-	-	-	-	-	(620,770)	-	(620,770)

Balance, December 31, 2004	-	-	2,755,728	2,756	30,304,368	54,600	(31,081,731)	(951,091)	14,383	(1,656,715)

Sale of common stock	-	-	1,801,415	1,801	1,799,614	-	-	-	-	1,801,415

Warrants issued for services	-	-	-	-	21,100	-	-	-	-	21,100

Shares physically issued	-	-	54,600	55	54,545	(54,600)	-	-	-	-

Common stock subscribed	-	-	-	-	-	131,300	-	-	-	131,300

Beneficial conversion feature	-	-	-	-	753,304	-	-	-	-	753,304

Reclassification of warrants to liabilities	-	-	-	-	(4,275,966)	-	-	-	-	(4,275,966)

Currency translation adjustment	-	-	-	-	-	-	-	-	14,586	14,586

Net loss	-	-	-	-	-	-	-	(4,743,560)	-	(4,743,560)

Balance, December 31, 2005	-	-	4,611,743	4,612	28,656,965	131,300	(31,081,731)	(5,694,651)	28,969	(7,954,536)

Shares physically issued	-	-	131,300	131	131,169	(131,300)	-	-	-	-

Sale of common stock	-	-	256,830	257	256,573		-	-	-	256,830

Conversion of debt	528,630	529	-	-	796,116	-	-	-	-	796,645

Warrants issued with debt	-	-	-	-	126,700	-	-	-	-	126,700

Stock based compensation	-	-	-	-	240,268	-	-	-	-	240,268

Reclassification of warrants to liabilities	-	-	-	-	(792,426)	-	-	-	-	(792,426)

Reclassification of liabilities to warrants	-	-	-	-	272,043	-	-	-	-	272,043

Subsidiary stock issued for accrued expenses	-	-	-	-	633,595	-	-	-	-	633,595

Currency translation adjustment	-	-	-	-	-	-	-	-	(8,043)	(8,043)

Net loss	-	-	-	-	-	-	-	(8,583,596)	-	(8,583,596)

Balance, December 31, 2006	528,630	529	4,999,873	$5,000	$30,321,003	$-	$(31,081,731)	$(14,278,247)	$20,926	$(15,012,520)

Common stock issued upon conversion of preferred stock	(528,630)	(529)	3,867,208	3,867	(3,338)					-

Reclassification of warrant liability to permanent equity					11,050,524					11,050,524

Issuance of warrants for accrued expense					442,070					442,070

Common stock issued for accrued services			7,964	8	10,808					10,816

Stock based compensation					(86,096)					(86,096)

Net income								881,255		881,255

Adjustment for deconsolidation of former subsidiary					(3,451,657)			5,267,038		1,815,381

Balance, December 31, 2007	-	-	8,875,045	8,875	38,283,314	-	(31,081,731)	(8,129,954)	20,926	(898,570)

Preferred stock issued as payment of debt to stockholder	91,081	91	-	-	207,338	-	-	-	-	207,429

Beneficial conversion feature of preferred stock	-	-	-	-	207,429	-	-	-	-	207,429

Dividend on preferred stock attributable to beneficial conversion feature	-	-	-	-	(207,429)	-	-	-	-	(207,429)

Common stock issued upon conversion of preferred stock	(91,081)	(91)	91,081,000	91,081	(90,990)	-	-	-	-	-

Payment of debt by stockholder	-	-	-	-	271,522	-	-	-	-	271,522

Net loss	-	-	-	-	-	-	-	(81,326)	-	(81,326)

Balance, December 31, 2008	-	-	99,956,045	99,956	38,671,184	-	(31,081,731)	(8,211,280)	20,926	(500,945)

Net loss	-	-	-	-	-	-	-	(18,250)	-	(18,250)

Balance, March 31, 2009 (Unaudited)	-	$-	99,956,045	$99,956	$38,671,184	$-	$(31,081,731)	$(8,229,530)	$20,926	$(519,195)

See accompanying notes to unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative Period
			from April 7, 2003
			(Reestablishment of
			Development Stage
			Company) to
	Three Months ended March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities:
Net income (loss)	$(18,250)	$(26,201)	$(13,496,568)
Adjustments to reconcile net loss to net
cash used in operating activities:
Warrants issued for services	-	-	21,100
Stock based compensation	-	-	154,172
Amortization of debt discount	-	-	774,481
Change in value of warrant liability	-	-	6,254,174
Expenses paid by Plastinum	-	18,943	141,856
Gain on settlement of payables		-	(44,675)
Interest converted to preferred stock	-	-	43,341
Depreciation	-	-	107,790
Loss attributed to minority interest	-	-	(46,366)
Increase (decrease) in liabilities:
Accounts payable	18,250	7,258	1,499,572

Cash used in operating activities	-	-	(4,591,123)

Cash flows from financing activities:
Cash retained by former subsidiary	-	-	(36,893)
Advances from stockholder	-	-	712,335
Proceeds from sale of convertible notes	-	-	500,000
Proceeds from sale of common stock	-	-	3,394,755

Cash provided by financing activities	-	-	4,570,197

Effect of exchange rate changes on cash	-	-	20,926

Net (decrease) increase in cash	-	-	-
Cash, beginning of period	-	-	-
Cash, end of period	$-	$-	$-

Supplemental disclosure of non-cash financing activities:

Expenses paid by former subsidiary	$-	$18,943

See accompanying notes to  unaudited condensed consolidated financial statements.

NEW GENERATION HOLDINGS, INC.
(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009
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

To date, the Company has generated no sales revenues, has incurred expenses and has sustained losses. We currently have no operating business and are a "shell" company with no material assets. Consequently, our operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from entering the development stage on April 7, 2003 through March 31, 2009 we have accumulated losses of $8,229,530.

The consolidated financial statements include the accounts of NGH and our domestic and foreign subsidiaries that are more than 50% owned and controlled. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 and from date of inception as development stage enterprise (April 7, 2003) to March 31, 2009 have been prepared by NGH pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2008 as disclosed in the company's 10-K for that year as filed with the SEC, as it may be amended.

The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the pending full year ending December 31, 2009.

Going Concern

The financial statements have been prepared on a going concern basis, and do not reflect any adjustments related to the uncertainty surrounding our recurring losses or accumulated deficit.

We have had substantial net losses of $8,229,530 from the reestablishment of development stage operations, have not generated any revenue during that period, have a deficit in working capital of $519,195 at March 31, 2009 and have a stockholders' deficiency of $519,195 at March 31, 2009.

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

Liquidity

As reflected in the accompanying consolidated financial statements, we have incurred net losses of $8,229,530 from the reestablishment of development stage operations to March 31, 2009, and have an accumulated deficit of $39,311,261 as of March 31, 2009. In addition, our current liabilities exceeded our current assets by $519,195 as of March 31, 2009. Consequently, our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Per share basic and diluted net loss amounted to $0.00 for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008, 515,388 and 1,953,133 potential shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be antidilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company's present or future consolidated financial statements.

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

NOTE C - RELATED PARTY TRANSACTIONS

During the three month periods ended March 31, 2008, Plastinum paid certain of our expenses and accounts payable, primarily related to professional fees. These payments aggregated $18,943 during that period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Statements used in this Form 10-Q, in filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or stockholder communications, or made orally with the approval of an authorized executive officer of the Company that utilize the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions speaking to anticipated actions, results or projections in the future speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties.  The Company cautions readers not to place undue reliance on any such statements and that the Company's actual results for future periods could differ materially from those anticipated or projected.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company’s balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 also establishes guidelines for accounting or changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 15, 2008 and interim periods within those years. The adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 did not have a material impact on our financial position, results of operations or cash flows.

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board's Staff Position (FSP) on the Emerging Issues Task Force (EITF) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  The FSP required that all unvested share-based payment awards that contain nonforfeitable rights to dividends should be included in the basic Earnings Per Share (EPS) calculation.  This standard did not affect the consolidated financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS No. 115-2”). FSP FAS No. 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. This FSP is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt the provisions of this Staff Position during the second quarter of 2009, but does not believe this guidance will have a significant impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS No. 157-4”). FSP FAS No. 157-4 provides additional guidance in determining whether the market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS No. 157, “Fair Value Measurements.” FSP FAS No. 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will apply the provisions of this statement prospectively beginning with the second quarter 2009, and does not expect its adoption to have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB 28-1”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This standard is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP FAS No. 107-1 and APB 28-1 and provide the additional disclosure requirements beginning in second quarter 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

Operating losses from continuing operations decreased from $26,201 for the three months ended March 31, 2008 to $18,250 for the three months ended March 31, 2009. The decrease of $7,951 was the result of a decrease in professional fees, which were our only expenses during the periods presented. At present, we currently have no operating business and are incurring costs to maintain the company as a “shell” company and fulfill our reporting requirements.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had a deficiency in working capital of $519,495. We do not have sufficient capital resources to meet projected cash flow deficits and will continue to rely on debt and equity funding. If we are unable to raise additional capital through debt or equity financings, on terms acceptable to us, and are not successful in generating sufficient liquidity from operations, then this lack of financing would have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

As of the end of the period covered by this Quarterly Report, our management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial (and principal accounting) Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting as of December 31, 2008 (described below) which has not been remediated as of of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this Quarterly Report.

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

ITEM 1A. RISK FACTORS

This item is not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This item is not applicable.

ITEM 5. OTHER INFORMATION

This item is not applicable.

ITEM 6. EXHIBITS

The following exhibits are being filed as part of this quarterly report:

	Exhibit No.	Description

**	3.1	Certificate of Incorporation

****	3.2	By-Laws

*****	3.3	Certificate of Designation of Series B Preferred Stock

****	4.1	Specimen Certificate for Common Stock

****	4.2	Form of Warrant at $0.35 expiring 3 years after issuance date

***	4.3	Form of Warrant to Purchase Common Stock issued to certain consultants on March 7, 2007.

*	31.1	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*	31.2	Certificate pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

*	32.1	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	32.2	Certificate pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2007 filed on March 7, 2007

***	Incorporated by reference to the Company’s Form 10-QSB for the period ended March 31, 2007 filed on May 11, 2007

****	Incorporated by reference to the Company's Form 10-KSB for the period beginning April 15, 1999 and ending December 31, 1999 filed on March 30, 2000.

*****	Incorporated by reference to the Company’s Form 8-K filed on January 3, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW GENERATION HOLDINGS, INC. (Registrant)

Date: May 15, 2009	By:	/s/ Jacques Mot
Name: Jacques Mot Title: President and Chief Executive Officer

Date: May 15, 2009	By:	/s/ Robert Scherne
Name: Robert Scherne Title: Interim Chief Financial Officer